Form 10-Q/A
period 1995-01-31
ROTECH MEDICAL CORP
filed 1995-04-20
CIK 771142

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended January 31, 1995
                                  ----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                     ---------------    ---------------
                                            Commission File Number
                                                   0-14003
                                              ------------------

                          ROTECH MEDICAL CORPORATION
                          --------------------------
            (Exact name of Registrant as specified on its Charter)

         Florida                                                 59-2115892
- ---------------------------                                  ------------------
  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

4506 L.B. McLeod Road, Suite F. Orlando, Florida           32811
- --------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (407) 841-2115
- -------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
    ---    --

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of March 2, 1995: 9,660,400

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Index
                                                       Page
Part I.      Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Balance
             Sheets, Interim at January 31, 1995
             and Year End at July 31, 1994               1

             Condensed Consolidated Interim
             Statements of Income for the
             Three Months and Six Months Ended
             January 31, 1995 and 1994                   2

             Condensed Consolidated Interim
             Statements of Shareholders' Equity
             for the Six Months Ended
             January 31, 1995 and 1994                   3

             Condensed Consolidated Interim
             Statements of Cash Flows for the
             Six Months Ended January 31, 1995
             and 1994                                    4

             Notes to Condensed Consolidated
             Interim Financial Statements                5


Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                              10


Part II.     Other Information                          12


Signature                                               13

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                          January 31         July 31
                                                             1995              1994
                                                         -----------        ----------
ASSETS                                                   (Unaudited)
Current Assets:
     Cash                                                   $275,550          $331,681
     Accounts Receivable:
         Trade, less allowance for contractual
                 adjustments and doubtful accounts         35,437,490        29,568,314
         Other                                              2,074,354         1,622,975
     Inventories                                            9,681,682         5,918,437
     Prepaid expenses                                         527,197           711,350
                                                         ------------       -----------
         Total Current Assets                              47,996,273        38,152,757

Other Assets:
     Intangible assets, less accumulated amortization      46,049,329        30,880,930
     Investment in affiliated company                       2,331,923         1,874,660
     Other assets                                             195,602           134,570
                                                         ------------       -----------
                                                           48,576,854        32,890,160

Property and equipment, less accumulated depreciation      30,388,729        23,389,838
                                                         ------------       -----------

TOTAL ASSETS                                             $126,961,856       $94,432,755
                                                         ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, accrued expenses and
         other liabilities                                 $7,079,080        $5,521,033
     Notes payable to banks                                26,498,000         4,098,000
     Income taxes payable                                   1,222,453           750,609
                                                         ------------       -----------
         Total Current Liabilities                         34,799,533        10,369,642

Other Liabilities:
     Deferred income taxes                                    840,100           742,650

Shareholders' Equity:
     Common Stock, par value $.0002 per share,
         50,000,000 shares authorized, 9,660,400 shares
         at January 31, 1995, and 9,504,770 shares
         at July 31, 1994 issued and outstanding                1,940             1,909
     Treasury stock, at cost                                 (814,535)         (814,535)
     Additional paid-in capital                            66,726,303        64,520,077
     Retained earnings                                     25,408,515        19,613,012
                                                         ------------       -----------
                                                           91,322,223        83,320,463
                                                         ------------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $126,961,856       $94,432,755
                                                         ============       ===========

Note: The consolidated balance sheet at July 31, 1994 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income

                                                      Three Months Ended                Six Months Ended
                                                   January 31      January 31        January 31    January 31
                                                      1995            1994              1995          1994
                                                 -----------------------------     ---------------------------
                                                          (Unaudited)                       (Unaudited)
Operating revenue                                 $32,581,640     $15,879,528       $59,304,735   $29,892,720

Cost and expenses:
     Cost of revenue                                8,996,663       4,039,020        16,394,082     7,612,203
     Selling, general and administrative           16,331,445       7,990,184        29,534,029    15,326,405
     Depreciation and amortization                  2,087,476       1,035,374         3,860,751     1,931,760
     Interest expense                                 231,616          19,630           310,370         3,772
                                                 -------------   -------------     ------------- -------------
                                                   27,647,200      13,084,208        50,099,232    24,874,140
                                                 -------------   -------------     ------------- -------------

Income before income taxes                          4,934,440       2,795,320         9,205,503     5,018,580

Income tax expenses                                 1,830,000         996,000         3,410,000     1,797,000
                                                 -------------   -------------     ------------- -------------
           Net Income                              $3,104,440      $1,799,320        $5,795,503    $3,221,580
                                                 -------------   -------------     ------------- -------------

           Net Income Per Share                         $0.31           $0.24             $0.59         $0.44
                                                 =============   =============     ============= =============

Weighted Average Number
 of Shares Outstanding                              9,897,285       7,477,616         9,879,648     7,405,603


See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity


                                                    Common Stock
                                            -----------------------------    Treasury         Paid-In           Retained
                                               Shares           Amount        Stock           Capital           Earnings
                                            ---------------------------------------------------------------------------------
                                                                            (Unaudited)
Balance, August 1, 1993                       7,242,825         $1,449          ---         $24,695,107       $11,500,792

Issuance of Common Stock pursuant to
     Employee Stock Compensation Plan             1,100              0                           11,286

Issuance of Common Stock in acquisition
     of subsidiaries                            290,555             58                        2,918,355

Net income for the six months
     ended January 31, 1994                                                                                     3,255,680
                                             ----------         ------       ---------      -----------       -----------
Balance, January 31, 1994                     7,534,480         $1,507          ---         $27,624,748       $14,756,472
                                             ==========         ======       =========      ===========       ===========


Balance, August 1, 1994                       9,504,770         $1,909       ($814,535)     $64,520,077       $19,613,012

Issuance of Common Stock pursuant to
     Employee Stock Compensation Plan            17,268              3                          209,694

Issuance of Common Stock in acquisition
     of subsidiaries                            138,362             28                        1,996,532

Net income for the six months
     ended January 31, 1995                                                                                     5,795,503
                                             ----------         ------       ---------      -----------       -----------

Balance, January 31, 1995                     9,660,400         $1,940       ($814,535)     $66,726,303       $25,408,515
                                             ==========         ======       =========      ===========       ===========

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows

                                                                         Six Months Ended
                                                                     January 31    January 31
                                                                        1995           1994
                                                                     ------------------------
                                                                            (Unaudited)
Net Cash Provided by (Used in) Operating Activities                  $4,313,022     ($741,876)

Investing Activities
       Purchases of property and equipment                           (6,884,817)   (2,479,094)
       Proceeds from sale of property and equipment                      15,160         9,253
       Changes in advances and deposits                                 (24,830)     (129,575)
       Payments for acquisition of net assets,
            net of cash acquired                                    (19,874,666)   (3,419,707)
                                                                    ------------   -----------
                     Net Cash Used in Investing Activities          (26,769,153)   (6,019,123)

Financing Activities
       Net proceeds from notes payable                               22,400,000     4,649,000
                                                                    ------------   -----------
                     Net Cash Provided by Financing Activities       22,400,000     4,649,000
                                                                    ------------   -----------

                     Decrease in Cash                                   (56,131)   (2,111,999)
                     Cash at Beginning of Period                        331,681     2,617,013
                                                                    ------------   -----------
                     Cash at End of Period                             $275,550      $505,014
                                                                    ============   ===========

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

     The condensed consolidated interim balance sheet as of January 31, 1995 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months and six months ended January 31, 1995 and 1994 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated audited financial statements as of and for the year ended July 31, 1994. The results of operations for the interim period are not necessarily indicative of the results which may be expected for an entire year.

Note B - Pro Forma Condensed Combined Statements of Income

     The pro forma condensed combined statement of income for the year ended July 31, 1994 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1994 and March 1, 1995. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended
July 31, 1994 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

     The pro forma condensed combined statement of income for the six months ended January 31, 1995 was derived by adjusting the unaudited historical statement of income for the six months ended January 31, 1995 of the Company and the unaudited historical statements of income for the acquired entities for the period prior to their respective inclusion in the unaudited historical statement of income of the Company for the six months ended January 31, 1995. The entities acquired prior to January 31, 1995 are included in the Company's balance sheet as of January 31, 1995.

     The operations of any entities acquired subsequent to January 31, 1995 are not included in the Company's historical statement of income as presented herein. The net assets of any entities acquired subsequent to January 31, 1995 are not included in the Company's balance sheet as of January 31, 1995.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

     The pro forma condensed combined statements of income were prepared as if the purchases and sales had occurred on August 1, 1993. The pro forma condensed combined statements of income presented are not necessarily indicative of the results of operations that might have occurred had such transactions been completed as of the date specified or of the results of operations of the Company and its subsidiaries for any future period.

     No changes in operating revenue and expenses have been made to reflect the results of any modification to operations that might have been made had the Agreements been consummated on the aforesaid assumed effective date for purposes of presenting pro forma results. Certain supportable payroll costs attributable to acquired entities' employees whose services would have been terminated upon the effective date of purchase and sale have been eliminated. The acquisitions have been accounted for in accordance with the purchase method of accounting. The pro forma condensed combined statements of income include amortization of goodwill as if the Agreements had been completed on the assumed effective date referred to above.

     The pro forma condensed combined statements of income should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere herein.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements

(Unaudited) - continued

                                                             For the Year Ended July 31, 1994
                                            ------------------------------------------------------------------
                                                                       (Unaudited)

                                                RoTech                                             RoTech
                                                Medical                                            Medical
                                              Corporation                                        Corporation
                                              Consolidated     Combined                           Combined
                                               Year Ended      Acquired           Pro Forma       Pro Forma
                                             July 31, 1994     Entities          Adjustments       Results
                                            ------------------------------------------------------------------
Operating revenue                             $71,469,618     $17,137,347                       $88,606,965

Cost and expenses:
     Cost of revenue                           17,408,548       5,797,135                        23,205,683
     Selling, general and administrative       35,879,483       8,202,991        (120,000) (a)   43,962,474
     Depreciation and amortization              5,338,494         199,563       1,207,487  (b)    6,745,544
     Interest expense                              66,676          58,888       1,260,861  (c)    1,386,425
                                              ------------    ------------   --------------     ------------
                                               58,693,201      14,258,577       2,348,348        75,300,126
                                              ------------    ------------   --------------     ------------

Income before income taxes                     12,776,417       2,878,770      (2,348,348)       13,306,839

Income tax expense                              4,664,197       1,075,254        (832,546) (d)    4,906,905
                                              ------------    ------------   --------------     ------------
                     Net Income                $8,112,220      $1,803,516     ($1,515,802)       $8,399,934
                                              ============    ============   ==============     ============

                     Net Income Per Share           $0.99                                             $1.01
                                              ============                                      ============
Weighted Average Number
     of Shares Outstanding                      8,147,144                         138,362 (e)     8,285,506

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements

(Unaudited) - continued

                                                         For the Six Months Ended January 31, 1995
                                            ------------------------------------------------------------------
                                                                       (Unaudited)

                                                RoTech
                                                Medical                                              RoTech
                                              Corporation                                            Medical
                                              Consolidated                                         Corporation
                                               Six Months        Combined                           Combined
                                                 Ended           Acquired           Pro Forma       Pro Forma
                                            January 31, 1995     Entities          Adjustments       Results
                                           ---------------------------------------------------------------------
Operating revenue                             $59,304,735        $4,045,265                       $63,350,000

Cost and expenses:
     Cost of revenue                           16,394,082         1,583,686                        17,977,768
     Selling, general and administrative       29,534,029         1,848,354          (30,000)(a)   31,352,383
     Depreciation and amortization              3,860,751           109,045          352,184 (b)    4,321,980
     Interest                                     310,370            13,452          475,200 (c)      799,022
                                              ------------      ------------   --------------     ------------
                                               50,099,232         3,554,537          797,384       54,451,153
                                              ------------      ------------   --------------     ------------

Income before income taxes                      9,205,503           490,728         (797,384)       8,898,847

Income tax expense                              3,410,000           160,070         (273,461)(d)    3,296,609
                                              ------------      ------------   --------------     ------------
                     Net Income                $5,795,503           330,658         (523,923)      $5,602,238
                                              ============      ============   ==============     ============

                     Net Income Per Share           $0.59                                               $0.56
                                              ============                                        ============
Weighted Average Number
     of Shares Outstanding                      9,879,648                            136,380 (e)   10,016,028

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note B - Pro Forma Condensed Combined Statements of Income-continued

(a) Supportable general and administrative expenses relating directly to the payroll and related expenses of those terminated employees determined to be duplicated by the Company's existing personnel and therefore would not be needed after the acquisitions.

(b) Amortization on intangibles recorded in the combined acquisitions (amortized over various lives from 5 to 25 years).

(c) Additional interest expense related to borrowings for cash paid to acquire combined entities; assumed borrowed on August 1, 1993.

(d) Adjustment to income tax expense for the tax expense relating to the net income as adjusted for the combined acquired entities. Income taxes are calculated on the basis that operations of the consolidated company could be combined as one company for federal income tax purposes at the actual historical rate for the period. No assurance can be given that these tax benefits will be realizable by the Company.

(e) Additional shares of the Company's Common Stock issued pursuant to the Agreements; assumed issued on August 1, 1993.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
For the Three Months and Six Months Ended
January 31, 1995 and 1994

     Operating revenue increased 105% to $32,582,000 for three months ended January 31, 1995 from $15,880,000 for three months ended January 31, 1994. Operating revenue increased 98% to $59,305,000 for the six months ended January 31, 1995 from $29,893,000 for the six months ended January 31, 1994. The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company continues to employ a single sales force to maintain and develop both the home respiratory and other medical equipment and home infusion therapy and other pharmacy related lines of business.

     Operating revenue from home respiratory and other medical equipment increased 122% to $20,837,000 for the three months ended January 31, 1995 from $9,388,000 for the three months ended January 31, 1994. Operating revenue from home respiratory and other medical equipment increased 124% to $38,658,000 for the six months ended January 31, 1995 from $17,260,000 for the six months ended January 31, 1994. The increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1994 and the first six months of fiscal year 1995.

     Operating revenue from home infusion therapy and pharmacy related services increased 51% to $8,776,000 for the three months ended January 31, 1995 from $5,803,000 for the three months ended January 31, 1994. Operating revenue from home infusion therapy and pharmacy related services increased 35% to $15,700,000 for the six months ended January 31, 1995 from $11,601,000 for the six months ended January 31, 1994. Growth in this line of business should continue as the Company expands both its service areas and available products and services along with coverage for certain home infusion therapies not previously paid for by the Medicare program.

     Operating revenue from physician practices represented 8% of total operating revenue for the six month period ended January 31, 1995, compared to less than 3% for the six month period ended January 31, 1994. The Company currently owns 18 physician practices and employs 25 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue as the Company continues to acquire primary care physician practices.

     Cost of revenue as a percentage of operating revenue increased to 28% for the three months and the six months ended January 31, 1995 from 26% for the three months and the six months ended January 31, 1994 due to changes in the product mix in the last year. Selling, general and administrative expenses as a percentage of operating revenue remained relatively stable at 51% for the six months ended January 31, 1995 and January 31, 1994. Changes in the Company's mix of business affect these categories, for example, physician practices have no cost of revenue, all expenses are of a selling, general and administrative nature.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Depreciation and amortization expense increased 102% to $2,087,000 for the three months ended January 31, 1995 from $1,035,000 for the three months ended January 31, 1994. Depreciation and amortization expense increased 99% to $3,861,000 for the six months ended January 31, 1995 from $1,932,000 for the six months ended January 31, 1994. Depreciation and amortization expense as a percentage of operating revenue was 6.5% for the six months ended January 31, 1995 compared to 6.4% for the six months ended January 31, 1994. The increase was attributable to the Company's purchase of fixed and intangible assets resulting from various acquisitions and the fixed assets needed for the increased rentals of equipment.

     Interest expense, net of interest income, increased to $232,000 for the three months ended January 31, 1995 from $20,000 for the three months ended January 31, 1994. Net interest expense increased to $310,000 for the six months ended January 31, 1995 from $4,000 for the six months ended January 31, 1994. This increase resulted from the Company borrowing monies to fund certain acquisitions.

     Income tax expense was provided at a 37% effective rate, comparable to actual rates experienced in prior periods. Net income for the six months ended January 31, 1995 was $5,796,000, an 80% increase over the same period in fiscal 1994. Net income per share increased 34% to $0.59 for the six months ended January 31, 1995 compared to $0.44 for the same period in fiscal 1994. The weighted average number of shares increased 33% to 9,879,648 at January 31, 1995 from 7,405,603 at January 31, 1994, primarily as a result of the March 1994 public stock offering and shares issued in conjunction with certain acquisitions.

Liquidity and Capital Resources

     At January 31, 1995, total current assets were $47,996,000 and total current liabilities were $34,800,000, resulting in working capital of $13,196,000. The Company's current ratio was 1.38 to 1 at January 31, 1995 compared to 3.68 to 1 at July 31, 1994, as borrowings from banks have increased to $26,498,000 from $4,098,000.

     Net trade accounts receivable increased 19% or $5,869,000 to $35,437,000 in the six months ended January 31, 1995. The Company's days revenue outstanding on net accounts receivable were 100 days at January 31, 1995 compared to 107 days at January 31, 1994. Acquired receivables with no corresponding revenue account for approximately 10 days revenue outstanding on net accounts receivable at January 31, 1995.

     During the six months ended January 31, 1995, the Company generated cash of $4,313,000 from operating activities, primarily as a result of net income of $5,796,000 and the timing of purchases of and payments for operating items. As of January 31, 1995, the Company had borrowed $26,498,000 on its working capital line of credit of $50,000,000 to fund certain acquisitions. Management believes the Company's credit capacity is sufficient for the projected growth of the Company.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Part II. Other Information





                   Item 1.     Legal proceedings
                               NOT APPLICABLE

                   Item 2.     Changes in securities
                               NOT APPLICABLE

                   Item 3.     Defaults upon senior securities
                               NOT APPLICABLE

                   Item 4.     Submission of matters to a vote
                               of security holders

                               The annual meeting of shareholders was held on December 10, 1994. William P. Kennedy, William A. Walker II, Leonard E. Williams, Stephen P. Griggs and Jack T. Weaver were elected as directors.

                   Item 5.     Other information
                               NOT APPLICABLE

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Signature




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ROTECH MEDICAL CORPORATION
                                          a Florida Corporation



Dated: March 2, 1995                      By: /s/ Rebecca R. Irish
- ---------------------                        ----------------------
                                             Rebecca R. Irish, Treasurer
                                             and Chief Financial Officer