Form 10-Q
period 1995-04-30
ROTECH MEDICAL CORP
filed 1995-06-14
CIK 771142

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarter period ended April 30, 1995
                                   --------------

                                        OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     ---------------  -------------
      Commission File Number
                                          0-14003
                                        ------------



                         ROTECH  MEDICAL  CORPORATION
                        ------------------------------
             (Exact name of Registrant as specified on its Charter)



            Florida                              59-2115892
          ------------                         --------------
   (State or jurisdiction of                  (I.R.S. Employer
incorporation or organization)               Identification No.)

4506 L.B. McLeod Road, Suite F, Orlando, Florida                       32811
- ----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (407) 841-2115
- ----------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ----    ----

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of June 13, 1995: 11,649,624

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
________________________________________________________________________________
Index


                                                                            Page
Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets, Interim at April 30, 1995
          and Year End at July 31, 1994                                       1

          Condensed Consolidated Interim
          Statements of Income for the
          Three Months and Nine Months Ended
          April 30, 1995 and 1994                                             2

          Condensed Consolidated Interim
          Statements of Shareholders' Equity
          for the Nine Months Ended April
          30, 1995 and 1994                                                   3

          Condensed Consolidated Interim
          Statements of Cash Flows for the
          Nine Months Ended April 30, 1995
          and 1994                                                            4

          Notes to Condensed Consolidated
          Interim Financial Statements                                        5

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                      10


Part II.  Other Information                                                  13


Signature                                                                    14

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Condensed Consolidated Balance Sheets

                                                                 April 30
                                                                   1995                  July 31
                                                               (Unaudited)                1994
                                                            ----------------         ----------------
ASSETS
Current Assets:
  Cash                                                          $  2,388,046             $   331,681
  Accounts Receivable:
    Trade, less allowance for contractual
      adjustments and doubtful accounts                           37,016,068              29,568,314
    Other                                                          2,902,861               1,622,975
  Inventories                                                     10,483,661               5,918,437
  Prepaid expenses                                                   429,217                 711,350
                                                                 -----------             -----------
    Total Current Assets                                          53,219,853              38,152,757

Other Assets:
  Intangible assets, less accumulated amortization                49,550,697              30,880,930
  Other assets                                                       342,940               2,009,230
                                                                 -----------              ----------
                                                                  49,893,637              32,890,160

Property and equipment, less accumulated depreciation             32,670,855              23,389,838
                                                                 -----------              ----------


TOTAL ASSETS                                                   $135,784,345              $94,432,755
                                                               ============              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, accrued expenses and
    other liabilities                                           $  8,709,896             $ 5,521,033
  Notes payable to banks                                          27,497,000               4,098,000
  Income taxes payable                                             1,794,716                 750,609
                                                                 -----------              ----------
    Total Current Liabilities                                     38,001,612              10,369,642


Deferred income taxes                                              1,342,650                 742,650

Shareholders' Equity:
  Common Stock, par value $.0002 per share,
    50,000,000 shares authorized, 9,756,273 shares
    at April 30, 1995 and 9,504,770 shares
    at July 31, 1994 issued and outstanding                            1,960                   1,909
  Treasury stock, at cost                                           (814,535)               (814,535)
  Additional paid-in capital                                      68,493,297              64,520,077
  Retained earnings                                               28,759,361              19,613,012
                                                                 -----------              ----------
                                                                  96,440,083              83,320,463
                                                                 -----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $135,784,345             $94,432,755
                                                                ============             ===========


Note: The consolidated balance sheet at July 31, 1994 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Condensed Consolidated Interim Statements of Income

                                                             Three Months Ended                             Nine Months Ended
                                                     April 30                April 30               April 30                April 30
                                                       1995                    1994                   1995                    1994
                                                                (Unaudited)                                    (Unaudited)
                                                  -----------------------------------           ------------------------------------
Operating revenue                                 $35,031,464            $18,138,769             $94,336,199            $48,031,489

Cost and expenses:
     Cost of revenue                                9,226,431              4,496,422              25,620,513             12,108,625
     Selling, general and administrative           17,915,022              8,907,000              47,449,051             24,233,405
     Depreciation and amortization                  2,186,204              1,274,675               6,046,955              3,206,435
     Interest                                         452,961                 20,250                 763,331                 24,022
                                                  -----------            -----------             -----------            -----------
                                                   29,780,618             14,698,347              79,879,850             39,572,487
                                                  -----------            -----------             -----------            -----------

Income before income taxes                          5,250,846              3,440,422              14,456,349              8,459,002

Income tax expense                                  1,900,000              1,225,000               5,310,000              2,987,900
                                                  -----------            -----------             -----------            -----------

             Net Income                           $ 3,350,846            $ 2,215,422             $ 9,146,349            $ 5,471,102
                                                  ===========            ===========             ===========            ===========


             Net Income Per Share                       $0.34                  $0.26                   $0.92                 $0.70
                                                  ===========            ===========             ===========            ===========

Weighted Average Number
     of Shares Outstanding                          9,900,423              8,595,653               9,982,972              7,818,193






See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Condensed Consolidated Interim Statements of Shareholders' Equity


                                                                                 Treasury           Additional
                                                Common Stock                       Stock              Paid-in              Retained
                                                  Shares            Amount                            Capital              Earnings
                                                                               (Unaudited)
                                              -------------------------------------------------------------------------------------
Balance, August 1, 1993                       7,242,825           $1,449         ---                 $24,695,107        $11,500,792

Issuance of Common Stock pursuant to
    Employee Stock Compensation Plan                600                0                                   6,346

Issuance of Common Stock in acquisition         358,587               71                               3,814,272
    of subsidiaries

Issuance of Common Stock in Public
    Offering                                  2,000,000              400                              36,751,842

Net income for the nine months
    ended April 30, 1994                                                                                                  5,471,102
                                             ----------         ---------    ----------            -------------        -----------
Balance, April 30, 1994                       9,602,012           $1,920         ---                 $65,267,567        $16,971,894
                                             ==========         =========    ==========            =============        ===========


Balance, August 1, 1994                       9,504,770           $1,909      ($814,535)             $64,520,077        $19,613,012

Issuance of Common Stock pursuant to
    Employee Stock Compensation Plan             19,268                4                                 230,214

Issuance of Common Stock in acquisition
    of subsidiaries                             232,235               47                               3,743,006

Net income for the nine months
    ended April 30, 1995                                                                                                  9,146,349
                                             ----------         ---------    ----------            -------------        -----------

Balance, April 30, 1995                       9,756,273           $1,960     ($814,535)              $68,493,297        $28,759,361
                                             ==========         =========    ==========            =============        ===========







See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Condensed Consolidated Interim Statements of Cash Flows


                                                                          Nine Months Ended
                                                                    April 30              April 30
                                                                      1995                  1994
                                                                               (Unaudited)
                                                                   ________________________________
Net Cash Provided by (Used In) Operating Activities                    $8,844,835        ($2,572,694)

Investing Activities
      Purchase of property and equipment                              (9,465,837)        (5,479,478)
      Changes in advances and deposits                                  (171,939)          (231,256)
      Net payments for acquisitions and dispositions of
           net assets, net of cash acquired                          (20,549,694)        (8,165,845)
                                                                   -------------         ----------
                Net Cash Used in Investing Activities                (30,187,470)       (13,876,579)

Financing Activities
      Proceeds from issuance of Common Stock                               -             36,752,242
      Net proceeds from notes payable                                 23,399,000               -
                                                                   -------------        -----------

                Net Cash Provided by Financing Activities             23,399,000         36,752,242
                                                                   -------------        -----------

                Increase in Cash                                       2,056,365         20,302,969
                Cash at Beginning of Period                              331,681          2,617,013
                                                                  --------------        -----------

                Cash at End of Period                                 $2,388,046        $22,919,982
                                                                  ==============        ===========

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
________________________________________________________________________________
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

          The condensed consolidated interim balance sheet as of April 30, 1995 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months and nine months ended April 30, 1995
and 1994 are unaudited.   In the opinion of management, these statements have
been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

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

          Certain prior year amounts have been reclassified to conform with the current year classification.

Note B - Subsequent Events

          On May 10, 1995, the Company completed a public offering of 1.7 million shares of its Common Stock at $31.00 per share. The proceeds of the sale, after deducting issuance costs, were approximately $50 million. The Company used approximately $27 million of the net proceeds to reduce outstanding debts. Pending utilization for acquisitions and expansion, the remaining net proceeds of $23 million were invested in short-term, interest-bearing obligations.

          During the period May 1, 1995 to June 1, 1995, the Company issued 193,351 shares of its restricted Common Stock valued at approximately $4.2 million and paid cash of approximately $16 million to purchase the net assets of seven home health care companies based in Arkansas, Florida, Louisiana, Mississippi , Montana, Texas and Wyoming.

          Effective June 1, 1995 the Company obtained an increase in its line of credit to $75 million. The line of credit requires compliance by the Company with certain financial and negative covenants, including a restriction on dividends. Management believes that this credit capacity and cash flow from operations, in addition to the net proceeds from the May 1995 offering, will be sufficient for the Company's projected growth in the near future.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
________________________________________________________________________________
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note C - Pro Forma Condensed Combined Statements of Income

          The pro forma condensed combined statement of income for the year ended July 31, 1994 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1994 and June 1, 1995. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1994 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

          The pro forma condensed combined statement of income for the nine months ended April 30, 1995 was derived by adjusting the unaudited historical statement of income for the nine months ended April 30, 1995 of the Company and the unaudited historical statements of income for the acquired entities for the period prior to their respective inclusion in the unaudited historical statement of income of the Company for the nine months ended April 30, 1995. The entities acquired prior to April 30, 1995 are included in the Company's balance sheet as of April 30, 1995.

          The operations of any entities acquired subsequent to April 30, 1995 are not included in the Company's historical statement of income as presented herein. The net assets of any entities acquired subsequent to April 30, 1995 are not included in the Company's balance sheet as of April 30, 1995.

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Pro Forma Condensed Combined Statements of Income

                                                               For the Year Ended July 31, 1994
                                            ----------------------------------------------------------------------------------
                                                                            (Unaudited)

                                               RoTech                                                               RoTech
                                              Medical                                                              Medical
                                            Corporation                                                          Corporation
                                            Consolidated           Combined                                        Combined
                                             Year Ended            Acquired             Pro Forma                  Pro Forma
                                            July 31, 1994          Entities            Adjustments                  Results
                                            ----------------------------------------------------------------------------------
Operating revenue                            $71,469,618          $31,163,311                                     $102,632,929

Cost and expenses:
   Cost of revenue                            17,408,548            9,226,947                                       26,635,495
   Selling, general
      and administrative                      35,879,483           16,440,607             (150,000) (a)             52,170,090
   Depreciation and amortization               5,338,494            1,045,787            1,660,811  (b)              8,045,092
   Interest                                       66,676              262,564            1,208,686  (c)              1,537,926
                                             -----------          -----------          -----------                ------------
                                              58,693,201           26,975,905            2,719,497                  88,388,603
                                             -----------          -----------          -----------                ------------
Income before income taxes                    12,776,417            4,187,406           (2,719,497)                 14,244,326

Income tax expense                             4,664,197            1,532,224             (989,098) (d)              5,207,323
                                             -----------          -----------          -----------                ------------
          Net Income                         $ 8,112,220          $ 2,655,182          $(1,730,399)               $  9,037,003
                                             ===========          ===========          ===========                ============

Net Income Per Share                               $0.99                                                                 $1.08
                                             ===========                                                          ============

Weighted Average Number
   of Shares Outstanding                       8,147,144                                   193,351  (e)              8,340,495


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Pro Forma Condensed Combined Statements of Income

                                                               For the Year Ended April 30, 1995
                                            ----------------------------------------------------------------------------------
                                                                            (Unaudited)

                                               RoTech
                                              Medical                                                              RoTech
                                            Corporation                                                            Medical
                                            Consolidated                                                         Corporation
                                             Nine Months          Combined                                         Combined
                                                Ended             Acquired             Pro Forma                  Pro Forma
                                            April 30, 1995        Entities            Adjustments                  Results
                                            ----------------------------------------------------------------------------------
Operating revenue                            $94,336,199           $9,295,760                                      $103,631,959

Cost and expenses:
   Cost of revenue                            25,620,513            3,269,955                                       28,890,468
   Selling, general
      and administrative                      47,449,051            4,638,817             (112,500) (a)             51,975,368
   Depreciation and amortization               6,046,955              118,396              615,884  (b)              6,781,235
   Interest                                      763,331               42,098              448,225  (c)              1,253,654
                                             -----------          -----------          -----------                ------------
                                              79,879,850            8,069,266              951,609                  88,900,725
                                             -----------          -----------          -----------                ------------
Income before income taxes                    14,456,349            1,226,494             (951,609)                 14,731,234

Income tax expense                             5,310,000              489,700             (396,239) (d)              5,403,461
                                             -----------          -----------          -----------                ------------
          Net Income                         $ 9,146,349           $  736,794            ($555,370)               $  9,327,773
                                             ===========          ===========          ===========                ============

Net Income Per Share                               $0.92                                                                 $0.92
                                             ===========                                                          ============

Weighted Average Number
   of Shares Outstanding                       9,982,972                                   193,351  (e)             10,176,323


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note C - Pro Forma Condensed Combined Statements of Income-continued

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
For the Three Months and Nine Months Ended
April 30, 1995, and 1994

          Operating revenue increased 93% to $35,031,000 for three months ended April 30, 1995 from $18,139,000 for three months ended April 30, 1994. Operating revenue increased 96% to $94,336,000 for the nine months ended April 30, 1995 from $48,031,000 for the nine months ended April 30, 1994. These increases are discussed by respective lines of business below.

          Operating revenue from home respiratory and other medical equipment increased 116% to $22,123,000 for the three months ended April 30, 1995 from $10,229,000 for the three months ended April 30, 1994. Operating revenue from home respiratory and other medical equipment increased 121% to $60,781,000 for the nine months ended April 30, 1995 from $27,479,000 for the nine months ended April 30, 1994. Acquisitions of businesses that focus on these products continue to be a strategic part of the Company's growth. Maturation of existing locations has led to increases in the types and quantities of products and services provided to the Company's referral sources and patient bases.

          Operating revenue from pharmacy and home infusion therapy products and services increased 37% to $8,811,000 for the three months ended April 30, 1995 from $6,442,000 for the three months ended April 30, 1994. Operating revenue from pharmacy and home infusion therapy products and services increased 36% to $24,512,000 for the nine months ended April 30, 1995 from $18,053,000 for the nine months ended April 30, 1994. Pricing for these products and services appears to have stabilized and the Company has experienced unit growth and new demand for home infusion therapy in its markets.

          Operating revenue from physician practices increased to $4,097,000 for the three months ended April 30, 1995 from $1,468,000 for the three months ended April 30, 1994. Operating revenue from physician practices increased to $9,043,000 for the nine months ended April 30, 1995 from $2,500,000 for the nine months ended April 30, 1994. The Company currently owns 18 physician practices which are clustered in two rural marketplaces. Growth in this line of business should continue as the Company continues to acquire primary care physician practices.

          Cost of revenue as a percentage of operating revenue increased to 26.3% for the three months and 27.1% for the nine months ended April 30, 1995 from 24.8% for the three months and 25.2% for the nine months ended April 30, 1994. The addition of new entities coupled with changes in the product mix at existing locations causes this relationship to be subject to constant change. Consolidation of purchasing functions and purchasing power is an on-going task as the Company continues to acquire businesses with varied needs, strengths and product mixes. Selling, general and administrative expenses as a percentage of operating revenue increased to 51.1% for the three months and 50.3% for the nine months ended April 30, 1995 from 49.1% and 50.5% for the respective periods in the prior year. Changes in the Company's mix of business affect these categories, for example, physician practices have no cost of revenue, since expenses are of a selling,

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Management's Discussion and Analysis of Financial Condition and Results of Operation

general and administrative nature.

          Depreciation and amortization expense increased 72% to $2,186,000 for the three months ended April 30, 1995 from $1,275,000 for the three months ended April 30, 1994. Depreciation and amortization expense increased 89% to $6,047,000 for the nine months ended April 30, 1995 from $3,206,000 for the nine months ended April 30, 1994. Depreciation and amortization expense as a percentage of operating revenue was 6.4% for the nine months ended April 30, 1995 compared to 6.7% for the nine months ended April 30, 1994. The increase was attributable to the Company's purchases of fixed and intangible assets resulting from its various acquisitions along with additional rental equipment purchased to support internal growth.

          Interest expense increased to $453,000 for the three months ended April 30, 1995 from interest expense of $20,000 for the three months ended April 30, 1994. Net interest expense increased to $763,000 for the nine months ended April 30, 1995 from $24,000 for the nine months ended April 30, 1994. The Company received funding from its recent public offering in early May, 1995.
See Liquidity and Capital Resources for further discussion.

          Income taxes were provided based on an effective tax rate at 36.7% for the nine months ended April 30, 1995, compared to 35.3% for the nine months ended April 30, 1994.

          As a result of the foregoing, net income increased 67% to $9,146,000 for the nine months ended April 30, 1995 from $5,471,000 for the nine months ended April 30, 1994. Net income as a percentage of operating revenue decreased to 9.7% for the nine months ended April 30, 1995 from 11.4% for the nine months ended April 30, 1994.

Liquidity and Capital Resources

          At April 30, 1995, total current assets were $53,200,000 and total current liabilities were $38,002,000, resulting in working capital of $15,198,000. The Company's current ratio was 1.40 to 1.00 at April 30, 1995 compared to 3.68 to 1.00 at July 31, 1994, as borrowings from banks have increased to $27,497,000 from $4,098,000.

          Net trade accounts receivable increased 25% or $7,448,000 to $37,016,000 in the nine months ended April 30, 1995. The Company's days revenue outstanding on net accounts receivable were 95 days at April 30, 1995 compared to 112 days at April 30, 1994. Acquired receivables with no corresponding revenue account for approximately 10 days and 5 days revenue outstanding on net accounts receivable at April 30, 1995 and April 30, 1994, respectively.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Management's Discussion and Analysis of Financial Condition and Results of Operations

          During the nine months ended April 30, 1995, the Company generated cash of $8,845,000 from operating activities, primarily as a result of net income of $9,146,000 and the timing of purchases of and payments for operating items. As of April 30, 1995, the Company had borrowed $27,500,000 on its working capital line of credit of $50,000,000 to fund certain acquisitions.

          On May 10, 1995, the Company completed a public offering of 1,700,000 shares of its Common Stock at $31.00 per share. The proceeds of the sale, after deducting issuance costs, were approximately $50,000,000. The Company used approximately $27,000,000 of the net proceeds to reduce outstanding debts. Pending utilization for expansion and acquisitions, the remaining net proceeds will continue to be invested in short-term interest-bearing tax-exempt obligations.

          As of April 30, 1995, the Company had a working capital and acquisition line of credit of $50,000,000, with approximately $22,500,000 available for future borrowing. The working capital and acquisition line of credit carries a negative pledge on all Company assets, is payable on demand and provides for interest rates, at the Company's election, of LIBOR plus .75% or prime rate minus 1% for the first $20,000,000 advanced to the Company and LIBOR plus .875% or prime rate minus 1% for any advances in excess of the first $20,000,000.

          Effective June 1, 1995, the Company obtained an increase in its line of credit to $75,000,000. The $75,000,000 line of credit provides for interest rates which are 5 basis points less than the $50,000,000 line of credit. The line of credit requires compliance by the Company with certain financial and negative covenants, including a restriction on dividends. Management believes that this credit capacity and cash flow from operations, in addition to the net proceeds from the May 1995 offering, will be sufficient for the Company's projected growth in the near future.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________


Part II.  Other Information


          Item 1.        Legal proceedings
                         NOT APPLICABLE

          Item 2.        Changes in securities
                         NOT APPLICABLE

          Item 3.        Defaults upon senior securities
                         NOT APPLICABLE

          Item 4.        Submission of matters to a vote
                         of security holders
                         NOT APPLICABLE

          Item 5.        Other information
                         NOT APPLICABLE

          Item 6.        Exhibits and Reports on Form 8-K
                         Exhibit 27--Financial Data Schedule
                         A Current Report on Form 8-K was filed on March 16, 1995 and a related Form 8-K/A was filed on May 1, 1995, indicating an acquisition of an individually significant subsidiary.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
_______________________________________________________________________________
Signature



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ROTECH MEDICAL CORPORATION,
                                         a Florida Corporation



Dated:  06/13/95                         By:/s/ Rebecca R. Irish
- --------------------                        ---------------------------------
                                            Rebecca R. Irish, Treasurer
                                            and Chief Financial Officer