Form 10-K
period 1995-08-31
ROTECH MEDICAL CORP
filed 1995-10-30
CIK 771142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended July 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _______________ to ________________
                         Commission File Number 0-14003


                           ROTECH MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

Florida                                                     59-2115892
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

4506 L.B. McLeod Road, Suite F
Orlando, Florida     32811
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:    (407) 841-2115

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common Stock, par value $.0002 per share
--------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                              -----   -----

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant, computed by reference to the last sale price per share, as of October 19, 1995, was $278,785,612.

On October 19, 1995, RoTech Medical Corporation had 11,990,779 shares of its $.0002 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to security holders, in connection with the annual meeting of shareholders to be held on December 8, 1995, are incorporated into Part III.

                           ROTECH MEDICAL CORPORATION

                            FORM 10-K ANNUAL REPORT

                        FISCAL YEAR ENDED JULY 31, 1995


PART I:                                                                     PAGE

Item 1  Business............................................................   3
Item 2  Properties..........................................................  11
Item 3  Legal Proceedings...................................................  12
Item 4  Submission of Matters to a Vote of Security Holders.................  12

PART II:

Item 5  Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................  12
Item 6  Selected Financial Data.............................................  12
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  12
Item 8  Financial Statements and Supplementary Data.........................  16
Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................  16

PART III:

Item 10 Directors and Executive Officers of the Registrant..................  16
Item 11 Executive Compensation..............................................  16
Item 12 Security Ownership of Certain Beneficial Owners and Management......  17
Item 13 Certain Relationships and Related Transactions......................  17

PART IV:

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  17

                                     PART 1
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL

  RoTech Medical Corporation ("RoTech" or the "Company") provides comprehensive home health care and primary care physician services to patients in non-urban areas. RoTech operated 205 home health care locations and 20 primary care physician practices, employing 26 physicians as of July 31, 1995, and has subsequently acquired an additional 50 home health care locations. The Company's home health care business provides a diversified range of products and services, with emphasis on respiratory and home infusion therapies. RoTech has pursued an aggressive acquisition strategy since 1988 which included in fiscal 1995 acquisitions of 56 locations of smaller home health care companies and the opening of 15 new locations. Current industry estimates indicate that approximately half of the nation's home health care industry remains fragmented and is run by either single operators or small, local chains. These smaller providers are RoTech's main competition and main acquisition opportunities. The Company plans to continue to enter new home health care markets through acquisition or start-up as competitive and pricing pressures encourage consolidation and economies of scale. In January 1994, the Company expanded this strategy to include the acquisition of primary care physician practices in certain markets to enable the ultimate development of an integrated primary health care delivery system capable of providing a broad range of non-institutional care to patients in these markets. The Company believes this system will facilitate managed care concepts and pricing in these markets, where managed care currently has little penetration, and should prevent the outmigration of the non-urban population to urban health care facilities and service providers. The Company's revenues have grown from $18 million for the fiscal year ended July 31, 1990 to $134 million for the fiscal year ended July 31, 1995.

  Recent data suggests that there is a shortage of health care services in non-urban markets. According to the United States Census Bureau, in 1990 non-urban areas of the United States accounted for roughly 25% of the national population, or approximately 62 million people. However, according to the American Medical Association, just 11% of physicians, or approximately 75,000 physicians, practice in non-metropolitan markets. This data indicates that rural markets are underserved, and suggests that there may be opportunities for improvement in access to primary care physicians, as well as specialty services. The Company believes that these needs result in significant opportunities for companies such as RoTech, which can attract, retain and network physicians in non-urban settings while offering ancillary services such as home health care, to become a full-service, non-institutional based primary health care provider.

OPERATING AND EXPANSION STRATEGY

  RoTech was founded in 1981 to provide home respiratory and home medical equipment products and services to patients in Florida. With its founders' roots in pharmacy and pharmaceutical sales, the Company's marketing directive has always been to consult with primary care physicians in utilizing home health care techniques, products and services for their patient base. Counseling these physicians as to disease management leads to earlier identification and treatment of patients, enhancing the patient's quality of life and longevity. The Company has not targeted specialists, as their patients are more acute and since specialists have historically been tied to the hospital systems which results in higher hospitalizations. RoTech's philosophy and practice is to assist in identifying patients of primary care physicians prior to hospitalization and prior to an acuity level that would require utilizing a specialist.

  The Company's strategy is to develop integrated health care delivery systems through the acquisition of smaller local home health care companies and primary care physician practices in non-urban areas. The Company targets non-urban markets of smaller cities and rural areas, due to the dominance of primary care physicians in these markets, reduced competition and a tendency to care for patients in the home setting. The Company believes that acquisitions of home health care companies will continue to expand the base of relationships with primary care physicians in these markets. Primary care physicians in these markets typically have long-standing relationships with loyal patient bases. These physicians are usually solo practitioners and are the key decision makers in the treatment of their patients. The Company believes that making home health care products and services available to these physicians will result in better, less expensive health care that provides an improved quality of life for the patients and their caregivers in these communities.

  RoTech expanded its strategy in 1994 to acquire primary care physician practices in two specific markets, northern Mississippi and central Florida, where it has strong market presence in its home health care business. The Company believes that networking these acquired primary care physicians, who are predominantly solo practitioners, will allow economies of scale, justification for advanced equipment to be shared among physicians, and standardization of protocols. The Company believes that assertive patient management at the primary care level, which would include the use of home health care techniques, should result in patient retention and higher quality of care. Aggregation of patient lives under the treatment of these physicians who can comprehensively manage patients is currently attractive to managed care entities and could eventually enable the Company to provide a managed care product in non-urban America.

SALES AND MARKETING

  RoTech believes that the sales and marketing skills of its employees have been instrumental in its growth to date and are critical to its future success. RoTech emphasizes to its employees the importance of patient base growth and retention by providing quality service to physicians and their patients. Approximately 28% of RoTech's employees are actively involved in sales and marketing. The sales representatives employed by the Company include registered or certified respiratory therapists, registered pharmacists and registered nurses who market all of the Company's services and products and are responsible for maintaining and expanding the Company's relationships with physicians, targeting primary care physicians in non-urban areas.

     RoTech provides formal marketing, training, product and service information to all of its technical and sales personnel so they can communicate effectively with physicians about the Company's services and products. These personnel are instructed on methods of serving the physicians by counseling them on new procedures and medical technologies. Each technical and sales person must attend periodic seminars conducted on a Company-wide basis. The Company emphasizes the cross-marketing of all its products to physicians with which its salespeople have already developed professional relationships. The Company believes its marketing approach allows the primary care physician to identify acute and chronic patients earlier in the disease process. Treatment is done at the primary care level and accordingly at less cost than the advanced treatment of the disease by specialists or in a hospital setting.

REIMBURSEMENT FOR SERVICES

  A substantial percentage of RoTech's revenue is attributable to third-party payors, including private insurers, Medicare and, to a lesser extent, Medicaid. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, to produce clean claims and obtain timely reimbursements by third-party payors. The Company has developed distinct billing and collection departments for Medicare and Medicaid reimbursements and for private insurance company claims which are supported by customized computer systems. These departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. Reimbursement from the Medicare program as a percentage of RoTech's total operating revenue approximated 36% for fiscal 1992, 39% for fiscal 1993, 35% for fiscal 1994 and 49% for fiscal 1995.

  RoTech has achieved increased operating revenue in home respiratory and other medical equipment operations despite increased regulation and certain reimbursement reductions. While the increased regulation tends to reduce the amount of reimbursement from government sources for individual cases, the Company believes the continued increased regulation also benefits the Company by reducing the competition from joint ventures and fee revenue sharing arrangements, which the Company has historically avoided.

  The Company's levels of operating revenue and profitability, like of other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce the health care costs by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefited from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the health care delivery costs at non-hospital sites are increasing. Changes in reimbursement policies by third-party payors, or the reduction in or elimination of such reimbursement programs, could have a material adverse impact on the Company's revenues. Various state and federal health reform initiatives may lead to additional changes in reimbursement programs.

PRODUCTS AND SERVICES

HOME HEALTH CARE PRODUCTS AND SERVICES

  HOME RESPIRATORY CARE AND OTHER HOME MEDICAL EQUIPMENT PRODUCTS AND SERVICES
  ----------------------------------------------------------------------------

       RoTech provides a variety of home respiratory therapy products and services on a monthly rental or sale basis. Home respiratory care and other home medical equipment represented 66% of the Company's revenues for fiscal 1995. RoTech focuses on serving patients of primary care physicians with chronic pulmonary diseases in their pre-acute stages. Early identification and retention of these patients at the primary care level reduces health care costs and should improve the patient's quality of life. RoTech also enjoys patient retention post-hospitalization at the patient's or physician's request and does not rely on referrals of patients by hospital discharge planners or case managers. Industry-wide home respiratory market revenues were approximately $1.6 billion in 1993.

  The Company's home respiratory care product line includes oxygen concentrators, portable liquid oxygen systems, nebulizers, and ventilator care. Oxygen concentrators extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply of oxygen, are not ambulatory and who do not require excessive flow rates. Liquid oxygen systems store oxygen under pressure in a liquid form. The liquid oxygen is stored in a stationary unit that can be refilled at the patient's home and can be used to fill a portable device that permits greatly enhanced patient mobility. Nebulizers are devices which aerosolize medications, allowing them to be inhaled directly into the patient's lungs. Ventilator therapy is used for the individual that suffers from respiratory failure by mechanically assisting the individual to breathe. The Company provides technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment.

  RoTech provides a full line of equipment and supplies of home medical equipment and supplies for convalescents, including custom pieces required for rehabilitation patients. Provision of home medical equipment enables the Company to provide a "one-stop shopping" presence in its non-urban markets, which is required for full patient service satisfaction. These products are provided on a monthly rental or sale basis and include wheelchairs, hospital beds, walkers, patient lifts, orthopedic supplies, catheters, syringes and bathroom aids.

  HOME INFUSION THERAPY
  ---------------------

  Home infusion therapy involves the administration of antibiotics, nutrients or other medications intravenously, intramuscularly, subcutaneously or through a feeding tube. The Company focuses on providing home infusion therapy to patients prior to or in lieu of hospitalization, which generally offers significant cost savings and preferable logistics for patients, their families and caregivers over hospital-based treatments. RoTech believes that its marketing methods of consulting with primary care physicians on home infusion therapies and the continuing evolution of related technological advances should enable further growth of this portion of the business. Focus on the referring primary care physician facilitates the identification of patients requiring sub-acute antibiotic treatments, which constitute 39% of the home infusion therapy market. Home infusion therapies accounted for 25% of RoTech's revenues for fiscal 1995, which includes the following types and approximate percentage mix of therapies for the same period:

  Antibiotic Therapy, 72% of home infusion therapy revenues. Antibiotic therapy
  ------------------
requires the infusion of antibiotic drugs into the patient's bloodstream to treat infections and diseases, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the lining around the heart), wound infections, infections associated with HIV/AIDS, and infections of the kidneys and urinary tract. Antibiotics are generally believed to be more effective when infused directly into the bloodstream than when taken orally. These treatments can be prescribed by primary care physicians, are short-term in nature and recur occasionally.

  Enteral Nutrition Therapy, 12% of home infusion therapy revenues. Enteral
  -------------------------
nutrition therapy is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or because they are otherwise unable to be fed orally. As with total parenteral nutrition therapy, enteral nutrition therapy is often administered over a long period.

  Pain Management and Chemotherapy, 6% of home infusion therapy revenues. Pain
  --------------------------------
management therapy is the administration of pain controlling drugs to terminally or chronically ill patients and is often administered in conjunction with intravenous chemotherapy. Chemotherapy is the continuous or intermittent intravenous administration of anti-cancer drugs. Chemotherapy generally is administered periodically for several weeks or months.

  Total Parenteral Nutrition Therapy, 5% of home infusion therapy revenues.
  ----------------------------------
Total parenteral nutrition (TPN) therapy involves the intravenous feeding of nutrients to patients with impaired digestive tracts due to gastrointestinal illnesses or conditions, due to underlying conditions including cancer or HIV/AIDS. TPN is usually longer in duration than other forms of infusion therapy, and can be lifelong.

  Other Therapies. Other therapies and services include therapies such as
  ---------------
congestive heart failure therapy, hydration therapy and related nursing services.

  The Company's home infusion therapy business is dependent in large measure upon physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Orally administered drugs and alternative drug delivery systems may have an effect upon the demand for certain infusion therapies. The Company can predict neither the ultimate impact of these treatments on the Company's business nor the nature of future medical advances or their eventual impact on the Company's business.

PRIMARY CARE PHYSICIANS PRACTICES

  RoTech believes that acquisitions of primary care physician practices in its service areas present substantial opportunities. The Company believes that it will be able to increase the profitability of the individual practices through economies of scale and greater efficiencies, and that its centralized billing and reimbursement functions will typically result in lower costs per claim and quicker reimbursement. Based upon its many years of marketing to primary care physicians, RoTech believes that the additional training and responsibility of certain key personnel in a practice, typically a nurse, result in more efficiency and allow physicians to spend more time practicing medicine. Not only does this increased efficiency boost profitability, it also usually results in greater physician satisfaction. In a medical practice owned by RoTech, RoTech has the opportunity to instill the philosophy of patient retention whereby primary care physicians can help patients maintain control over their health care expenditures. The Company believes this increases the profitability of the primary care physician practice and reduces the total amount of money spent to treat a patient with no reduction in the overall level of care. RoTech currently provides home health care products and services to the patients of more than 2,000 primary care physicians. The Company believes that many of these physicians could ultimately become part of RoTech through its acquisitions of such practices. Physician practices currently represent approximately 9% of the Company's revenues.

  RoTech has been a proponent of physician independence and autonomy through its long-standing marketing to primary care physicians. This position is counter to the role of the hospitals and managed care organizations who have historically served to limit access and reimbursement of these physicians. By partnering with RoTech, primary care physicians are able to obtain purchasing power, administrative services, management, information systems and capital for expanded staffing needed to service a larger patient base and improve the medical practice and quality of life of the physician. As RoTech creates networks of primary care physicians in these non-urban markets, additional services can be justified and facilitated such as introduction of specialists (pulmonologist, cardiologist, oncologist, or obstetrician) or mobile diagnostic equipment. The Company expects that these specialists will serve to educate, support and consult with the primary care physician; will be salaried, contracted or possibly capitated; and will provide hands-on treatment of more complex cases. The expected economies of scale and information systems strength will result in a better, more cost effective system for disease management, including early detection and treatment, preventive care and wellness programs.

GOVERNMENT REGULATION

  The home care industry is subject to extensive government regulation at the federal level through the Medicare program and at the state level through the Medicaid program. Medicare is a federally funded health insurance program which provides health insurance coverage for persons age 65 and older and certain disabled persons, and generally provides reimbursement at specified rates for sales and rentals of specified medical equipment and supplies, provided such equipment and supplies are determined to be medically necessary by the treating physician. Medicaid is a health insurance program administered by state governments which provides reimbursements for health care for certain financially or medically needy persons regardless of age.

  The Company is subject to government audits of its Medicare and Medicaid reimbursement claims and has not, to date, experienced any material loss as a result of any such government audits. Under existing federal law, the knowing and willful offer or payment of any remuneration (including any kickback, bribe or rebate) of any kind to another person to induce the referral of Medicare or Medicaid beneficiaries for whom medical supplies and services may be reimbursed by the Medicare or Medicaid programs is prohibited and could subject the parties to such an arrangement to substantial criminal and civil penalties, including exclusion from participation in these programs, for Medicare or Medicaid fraud. The Office of Inspector General of the Department of Health and Human Services ("OIG") has promulgated regulatory "safe harbors" that describe certain practices and business arrangements that comply with Medicare and Medicaid regulations. The OIG and law enforcement authorities have recently increased their investigatory efforts to determine whether various business practices constitute remuneration for, or to induce, referrals. Certain states have also passed statutes and regulations that prohibit payments for referral of patients. These laws vary significantly from state to state. The result of legislative and regulatory efforts is a challenging compliance situation. The Company has been made aware that the OIG has made certain informal inquiries related to payments received by the Company in the late 1980's. The OIG submitted its findings to the United States Attorney for the Middle District of Florida, which has elected to file a civil suit, Case No. 95-558-CIV-ORL-18, in which it is contended that Medicare made some unspecified amount of payments to the Company by mistake in part of 1987, 1988, and 1989. The civil suit seeks repayment of the monies allegedly paid by mistake. While the Company is confident that it was at all times in compliance with all material Medicare requirements, and believes that all payments it received were made correctly and not by mistake, the Company seeks an amicable resolution of the issues involved in the civil suit in order to save time and potential litigation expenses. However, if the matter is not amicably resolved, the Company intends to mount a vigorous defense. The potential financial exposure of the Company in the civil suit is unknown.

  The types of services and products delivered by the Company, the required quality of such services and products and the manner in which such services and products are delivered and billed are each subject to significant and complex regulations promulgated, interpreted and administered by the appropriate federal or state governmental agency. Although the Company believes that its products, services and procedures comply in all respects with such regulations applicable to reimbursement eligibility, the unavailability of advance formal administrative rulings in most regulated areas subjects the Company to possible subsequent adverse interpretations and rulings which may affect the eligibility of some or all of the Company's services and products for reimbursement. Such an adverse interpretation or ruling could have a substantial adverse impact on the Company's business.

  In addition, the Company is required to obtain federal and state licenses and permits relating to the distribution of pharmaceutical products, including a federal Controlled Dangerous Substance Registration Certificate and Florida State Wholesaler License. The Company is required to obtain similar licenses from each state in which it does business.

  The Company's acquisitions of primary care physician practices are structured to attempt to comply with federal and state law restrictions on business relationships between the Company and persons who may be in a position to refer patients to the Company for the provision of health care related items or services. Accordingly, the Company endeavors to undertake such acquisitions in a manner where the consideration offered and paid is consistent with fair market value in arms-length transactions and is not determined in a manner that takes into account the volume or value of any referrals or business that might otherwise be generated between the Company and the physician whose practice to be acquired and for which payment may be made under Medicare or Medicaid. While the Company believes that its acquisitions do not entail any form of unlawful remuneration, there can be no assurances that enforcement authorities will not attempt to construe the consideration exchanged in certain acquisition transactions as entailing unlawful remuneration and to challenge such transactions on such basis.

  In many states, the "corporate practice of medicine doctrine" prohibits business corporations from providing, or holding themselves out as providers of, medical care through the employment of physicians. Although the two states in which the Company has acquired practices of primary care physicians, Florida and Mississippi, have not adopted this prohibition, there can be no assurance that either state will not adopt this doctrine in the future or that the Company will not acquire a primary care medical practice in a state that has enacted or adopted through case law the corporate practice of medicine doctrine. While the Company intends to structure future acquisitions to comply with the corporate practice of medicine doctrine where it exists, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine in all states. Enforcement of such doctrine could require divestiture of acquired practices or restructuring of physician relationships.

  Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries. There can be no assurances that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

  Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system and in the amount and circumstance under which federally funded payments such as Medicare and Medicaid are made. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its industry or business.

  Pursuant to federal legislation commonly known as "Stark II" enacted as part of The Omnibus Budget Reconciliation Act of 1993, and effective January 1, 1995, physicians are prohibited from making referrals to entities in which they (or immediate family members) have an investment interest or compensation arrangement, where such referral is for any "designated health service" covered by Medicare/Medicaid, including parenteral and enteral nutrients, equipment and supplies, and home health services. Ownership by a physician of investment securities in a publicly-held corporation with stockholders' equity exceeding $75 million at the end of the corporation's most recent fiscal year or on average during the previous three fiscal years is exempt from the investment prohibition if the securities are traded on the New York, American or a regional stock exchange, or The Nasdaq National Market. Exemptions from the compensation arrangement prohibition include (i) amounts paid by an employer to a physician pursuant to a bona fide employment relationship meeting specified requirements, including payments being unrelated to referrals and consistent with the fair market value of the services provided and (ii) other personal service arrangements if certain requirements are met, including that compensation be paid over the term of a written agreement with a term of one year or more, be set in advance, not exceed fair market value, and be unrelated to referrals. While RoTech intends to structure its acquisitions and operations to comply with Stark II, there can be no assurance that future interpretations of that law will not require structural and organizational modifications of the Company's existing relationships with physicians, nor can assurance be given that present or future relationships between the Company and physicians will be found to be in compliance with such law.

INSURANCE

  In recent years, participants in the health care market have become subject to an increasing number of malpractice and product liability lawsuits, many of which involve large claims and significant defense costs. As a result of the liability risks inherent in the Company's lines of business, including the risk of liability due to the negligence of physicians or other health care professionals employed by or otherwise under contract to the Company, the Company maintains liability insurance intended to cover such claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate, or that the Company can obtain liability insurance in the future on acceptable terms or at all.

  The Company currently has in force general liability and products liability insurance policies, with coverage limits of $2.0 million per occurrence and in the aggregate annually (with a deductible of

$25,000 per occurrence, and a deductible aggregate of $125,000). The Company also has in force a professional liability insurance policy, with a coverage limit of $1.0 million per occurrence and $3.0 million in the aggregate annually. The Company has in force, with respect to physicians employed by the Company, individual professional liability insurance policies, with coverage limits ranging from $250,000 per occurrence to $1 million per occurrence, and ranges from $750,000 in the aggregate annually to $3 million in the aggregate annually. The Company's insurance policies are subject to annual renewal.

ITEM 2.  PROPERTIES
-------------------

     The Company leases all of its offices and facilities. The Company's corporate headquarters is currently located in a 25,300 square foot warehouse/office building located at 4506 L.B. McLeod Road, Suite F, Orlando, Florida, 32811, leased by the Company for a 5 year period ending September 30, 2000 at a current rate of $3.40 per square foot with utilities, taxes and insurance being the financial responsibility of the Company.

     In addition to its corporate headquarters, the Company leases office facilities in its 225 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. From the above locations, the Company operates 34 pharmacies. The Company will consider opening additional pharmacies as business in each area dictates.

     The Company's office facilities vary in size from approximately 200 to 6,000 square feet. The total space leased for these offices is approximately 750,000 square feet at an average price of $6 per square foot. All of such office space is leased pursuant to cancelable operating leases.

     Management believes that its office and warehouse facilities are suitable and adequate for its planned needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

No material legal proceedings are pending to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, nor to the Company's knowledge, are any such legal proceedings threatened, except as discussed under the heading "Government Regulation" contained herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

The information required by this item is set forth under the heading "Prices of Common Stock" on page 29 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is set forth under the heading "Selected Consolidated Financial Data" on page 24 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and is hereby incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

RESULTS OF OPERATIONS

The following table presents certain statement of income data as a percentage of certain items relative to total operating revenue:

                                                            Year Ended July 31
                                                       -----------------------------
                                                        1995     1994       1993
                                                       -------  -------  -----------
OPERATING REVENUE:
       Home respiratory and other medical equipment      66.3%    58.1%        49.3%
       Home infusion therapy                             25.0     35.7         44.9
       Physician practices                                8.7      6.2          5.8
                                                       ------   ------    ---------
Total Operating Revenue                                100.00%  100.00%      100.00%

COST AND EXPENSES:
       Cost of revenue                                   27.1     24.4         25.5
       Selling, general and administrative               49.6     50.2         51.8
       Depreciation and amortization                      7.1      7.5          5.8
       Interest                                           0.6      0.1          0.2
                                                       ------   ------    ---------
Total Cost and Expenses                                  84.4     82.2         83.3
                                                       ------   ------    ---------
Income before income taxes                               15.6     17.8         16.7
Income tax expense                                        5.8      6.5          6.1
                                                       ------   ------    ---------
Net Income                                                9.8%    11.3%        10.6%
                                                       ======   ======    =========

FOR THE FISCAL YEARS ENDED JULY 31, 1995 AND 1994
-------------------------------------------------

  Operating revenue increased 87.6% to $134.1 million for the fiscal year ended July 31, 1995 ("fiscal 1995") from $71.5 million for the fiscal year ended July 31, 1994 ("fiscal 1994"). The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company continues to employ a single sales force to maintain and develop both the home respiratory and other medical equipment and home infusion therapy and other pharmacy related lines of business.

  Operating revenue from home respiratory and other medical equipment increased 113.7% to $88.8 million for fiscal 1995 from $41.6 million for fiscal 1994. The increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1994 and 1995.

  Operating revenue from home infusion therapy and pharmacy related services increased 31.6% to $33.6 million for fiscal 1995 from $25.5 million for fiscal 1994. Growth in this line of business should continue as the Company expands both its service areas and available products and services.

  Operating revenue from physician practices represented 8.7% of total operating revenue for fiscal 1995, compared to less than 5% for fiscal 1994. The Company currently owns 20 physician practices and employs 26 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue yet decline as a percentage of operating revenue as the Company continues to acquire mostly home health care operations.

  Cost of revenue as a percentage of operating revenue increased to 27.1% for fiscal 1995 from 24.4% for fiscal 1994 due to changes in the product mix in the last year resulting from mid-year fiscal 1994 and fiscal 1995 acquisitions. Selling, general and administrative expenses as a percentage of operating revenue remained relatively stable at 49.6% for fiscal 1995, down from 50.2% for fiscal 1994 as the revenue base has grown faster than the Company's costs. Selling, general and administrative expenses included a net gain from the sale of an other asset. The gain resulted from years of operational expenses flowing through the income statements rather than being capitalized. The net gain was offset by increased bad debt expense, resulting in no net impact on selling, general and administrative expenses and no impact on earnings from the gain. Management took the opportunity provided by the gain to improve its overall long-term financial position. Changes in the Company's mix of business also affect these categories. For example, physician practices have no cost of revenue, and all expenses are of a selling, general and administrative nature.

  Depreciation and amortization expense increased 79.2% to $9.6 million for fiscal 1995 from $5.3 million for fiscal 1994. Depreciation and amortization expense as a percentage of operating revenue was 7.1% for fiscal 1995 and 7.5% for fiscal 1994. The dollar increase was attributable to the Company's purchase of fixed and intangible assets resulting from various acquisitions and the fixed assets needed for the increased rentals of equipment. All acquisitions in fiscal 1995 were accounted for by the purchase method of accounting for acquisitions.

  Interest expense, net of interest income, increased to $835,000 for fiscal 1995 from $67,000 for fiscal 1994. This increase resulted from the Company borrowing monies to fund certain acquisitions. The proceeds from the Company's May 1995 stock offering were utilized to repay all bank indebtedness, yet due to the acquisition pace, the company became a borrower again in early July 1995.

  Income tax expense was provided at a 37.2% effective rate, compared to 36.5% the prior fiscal year. The increase was due to the increase in non-deductible amortization expense in fiscal 1995 and the entry into a higher tax bracket.

  Net income for fiscal 1995 was $13.1 million, a 62.0% increase over the $8.1 million for fiscal 1994. Net income per share increased 28.3% to $1.27 for fiscal 1995 compared to $0.99 for fiscal 1994. The weighted average number of shares increased 26.9% to 10.3 million at July 31, 1995 from 8.1 million at July 31, 1994, primarily as a result of the March 1994 and May 1995 public stock offerings and shares issued in conjunction with certain acquisitions.

FOR THE FISCAL YEARS ENDED JULY 31, 1994 AND 1993
-------------------------------------------------

  Operating revenue for fiscal 1994 increased to $71.5 million from $48.4 million for the fiscal year ended July 31, 1993 ("fiscal 1993"). The 48% increase in operating revenue is attributable primarily to the increase from 71 locations to 134 locations in fiscal 1994 with approximately one-third of the increase resulting from the acquired home respiratory and other medical equipment companies. The balance of the growth in operating revenue was from existing locations, inclusion of fiscal 1993 acquisitions for a full year and locations internally developed in fiscal 1994.

  Operating revenue from home respiratory and other medical equipment grew 74% to $41.6 million for fiscal 1994 from $23.9 million for fiscal 1993. This 74% increase was due mainly to a continued focus of the Company's sales force toward home respiratory products and services and acquisitions of companies predominantly in this line of business.

  Operating revenue from home infusion therapy increased 17% to $25.5 million for fiscal 1994 from $21.7 million for fiscal 1993. The slower growth is due to the fiscal 1994 direction of the Company's single sales force toward home respiratory products and services, and unit growth in home infusion therapy products and services in spite of some pricing pressures experienced during the year.

  Cost of revenue as a percentage of operating revenue decreased to 24.4% for fiscal 1994 from 25.5% for fiscal 1993. The Company continued to obtain better volume pricing with the addition of new entities and refocused its acquisition efforts on the home respiratory and other medical equipment line of business, which has a lower cost of revenue as a percentage of operating revenue. Selling, general and administrative expenses as a percentage of operating revenue decreased to 50.2% from 51.8% for the same two periods.

  Depreciation and amortization expense increased 91% to $5.3 million for fiscal 1994 from $2.8 million for fiscal 1993, and increased as a percentage of operating revenue during the same periods. This dollar increase is attributable to the Company's purchases of fixed and intangible assets resulting from various acquisitions and the fixed assets needed for the increased rentals of equipment.

  Net interest expense decreased to $67,000 for fiscal 1994 from $76,000 for fiscal 1993. This decrease resulted from the payment of outstanding debt balances in March 1994 with proceeds from the public offering and lower interest rates charged on borrowings from banks prior to March 1994. The decrease was also due to the interest income earned on short-term investments.

  The effective tax rate was 36.5% for fiscal 1994, compared to 36.6% for fiscal 1993.

  As a result of the foregoing, net income increased 58% to $8.1 million from $5.1 million and net income as a percentage of operating revenue increased to 11.3% for fiscal 1994 from 10.6% for fiscal 1993.

  The Company was required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter of fiscal 1994 as more fully described in Note 1 of the consolidated financial statements.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  At July 31, 1995, total current assets were $56.7 million and total current liabilities were $18.8 million, resulting in working capital of $37.9 million. The Company's current ratio was 3.01 to 1 at July 31, 1995 compared to 3.68 to 1 at July 31, 1994. Net trade accounts receivable increased $12.7 million in fiscal 1995, or 42.8%. This increase is attributable to acquisitions of the net assets of many home health care companies during the year and the 87.6% increase in operating revenue over the prior year. As a result, the Company's days revenue outstanding on net accounts receivable decreased to 98 days at July 31, 1995 from 116 days at July 31, 1994. Acquired receivables remaining outstanding account for approximately 10 days revenue outstanding at July 31, 1995 and 21 days revenue outstanding at July 31, 1994.

  Current liabilities increased $8.5 million in fiscal 1995, or 81.8%, as $10.0 million was borrowed on the working capital line of credit. The balance of the change was due to the timing of payments to vendors.

  During fiscal 1995, the Company generated cash of $17.1 million from operating activities primarily as a result of net income of $13.1 million along with non-cash expenses of $11.7 million. Advances on the working capital line of credit were utilized to fund acquisitions and internal expansion. During fiscal 1995, the Company spent $55.6 million to acquire various home health care companies and $17.3 million to purchase property and equipment, primarily rental equipment, for operational needs. The Company has been financing its revenue growth and increased working capital requirements with positive net cash provided by operating activities and short-term borrowings.

  As of July 31, 1995, the Company had a working capital line of credit of $75.0 million, with approximately $65.0 million available for future borrowing. The working capital and acquisition line of credit carries a negative pledge on all Company assets, is payable on demand and provides for interest rates, at the Company's election, of LIBOR plus .70% or prime rate minus 1% for the first $20.0 million advanced to the Company and LIBOR plus .825% or prime rate minus 1% for any advances in excess of the first $20.0 million. The line of credit requires compliance by the Company with certain financial and negative covenants, including a restriction on dividends. Management believes that its credit capacity and cash flow from operations, will be sufficient for the Company's projected growth in the near future.

  The Company completed a public offering in May of 1995 in which it issued an additional 1.7 million shares for cash of $49.9 million, compared with its March 1994 public offering of 2.0 million shares which provided cash of $36.7 million.

  For fiscal 1994, the Company's operating activities provided $4.8 million in cash, compared to $1.6 million in fiscal 1993. The primary component of this change was an increase in net income to $8.1 million for fiscal 1994, compared to $5.1 million for fiscal 1993, offset by increased accounts receivable and decreased amounts payable on operating liabilities. The Company has generated positive net cash flow from operating activities in each of its last six fiscal years despite increases in accounts receivable in each period resulting from the similar growth in operating revenue.

  During fiscal 1994, investing activities used $47.1 million in cash, compared to $6.4 million during fiscal 1993. During fiscal 1994, the Company spent $9.4 million to purchase property and equipment, primarily rental equipment, for operations and general equipment needs, compared to $4.0 million in fiscal 1993. Purchases of property and equipment typically represent the major component of the Company's investing activities. The Company paid $38.6 million to acquire various home health care companies in fiscal 1994. Aside from increased purchases of home respiratory and other medical equipment to support its sales growth in its home respiratory and other medical equipment operations, the Company does not require significant fixed capital investment.

  Financing activities provided $40.0 million in cash during fiscal 1994, compared to $7.2 million during fiscal 1993. The Company's strategy has been to use net cash flow from operations and borrowings to finance expansion of its business. The Company was able to complete an equity offering and repay all borrowings with a portion of the proceeds to enable the same strategy to continue for fiscal 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements
--------------------

The information required by this item is set forth on pages 4 through 22 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and is hereby incorporated by reference.

Selected Quarterly Consolidated Financial Data
----------------------------------------------

The supplementary financial information is set forth on page 29 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On June 7, 1994, the Company dismissed Ernst & Young LLP as its independent accountants and engaged Deloitte & Touche LLP as its new independent accountants. The change was reported in a Current Report on Form 8-K dated June 10, 1994.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1995 for the annual meeting of shareholders to be held on December 8, 1995, pages 3 and 4, "ELECTION OF DIRECTORS". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than October 28, 1995.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1995 for the annual meeting of shareholders to be held on December 8, 1995, page 4, "Executive Compensation," and page 5, "Key Man Life Insurance." Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than October 28, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1995 for the annual meeting of shareholders to be held on December 8, 1995, pages 1 and 2, "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than October 28, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1995 for the annual meeting of shareholders to be held on December 8, 1995, page 5, "Certain Related Transactions". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than October 28, 1995.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


    (a)    Documents filed as part of this report:

     1.    Financial Statements. The audited consolidated balance sheets of the
           --------------------
           Registrant and subsidiaries as of July 31, 1995 and July 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows of the Registrant and subsidiaries for the three fiscal years ended July 31, 1995, are set forth on pages 4 through 21 of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1995, which statements are incorporated in this report by reference.

     2.    Financial Statement Schedules. The following Financial Statement
           -----------------------------
           Scheule for years ended July 31, 1995, 1994 and 1993 is set forth under the heading "Financial Statement Schedule" on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995 and is hereby incorporated by reference.


           Schedule II                            Valuation and
                                                  Qualifying Accounts
                                                  for the fiscal years
                                                  ended July 31, 1995,
                                                  1994 and 1993

          All other schedules are omitted because they are not required, are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)  3.   Exhibits.  The exhibits filed as a part of this Report are listed in
          --------
          the attached Index to Exhibits.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1995.
     --------------------------------------------------------------

     The Company filed a Current Report on Form 8-K dated June 20, 1995.
The Current Report discussed that the Registrant, through its wholly-owned subsidiary, Distinct Home Health Care, Inc., acquired substantially all of the assets of Marshall Bell, Ltd., a Texas-based partnership referred to as "Marshall Bell, Ltd.," or "Seller") for $11.3 million cash and the issuance of 146,000 shares of restricted common stock valued at $2 million; that Marshall Bell, Ltd., provides home health care products and services through its locations in Texas, Louisiana, Mississippi and Arkansas; that the Registrant intends to continue the business as acquired; that the Sellers had no material relationship with the Registrant prior to the acquisition; that the purchase price was paid from available cash on hand resulting from the May 1995 secondary public offering in which the Registrant raised approximately $49.9 million; that the price was based on comparable purchases in the home health care industry, type and timing of consideration to be paid and arms-length negotiations between the two parties.

                               Index to Exhibits

Except as otherwise indicated, the following Exhibits are incorporated by reference as a part of this Report on Form 10-K:

Exhibit                                                                                   Sequentially Numbered
 Number                              Description                                                   Page
-------                              -----------                                         --------------------------
 3.1     Articles of Incorporation of RoTech Medical Corporation (F/K/A Southern Oxygen Systems,
         Inc.) filed with the Florida Department of State on September 1, 1981.  (Incorporated
         by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-8711 on Form
         S-1).
 3.2     Amendment to Articles of Incorporation of Southern Oxygen Systems, Inc., changing its name to RoTech Medical Corporation and restating its Articles of Incorporation, filed with the Florida Department of Sate on March 29, 1984.  (Incorporated by reference to
         Exhibit 3.2 to the Company's Registration Statement No. 33-8711 on Form S-1.)
 3.3     Amendment to Articles of Incorporation of RoTech Medical Corporation, changing the authorized capital stock to 1,500,000 shares of Common Stock having a par value of
         $1.00 per share, filed with the Florida Department of State on June 13, 1984.
         (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No.
         33-8711 of Form S-1.)
 3.4     Amendment to Articles of Incorporation of RoTech Medical Corporation, changing the authorized capital stock to 50,000,000 shares of Common Stock having a par value of
         $.0002 per share, filed with the Florida Department of State on June 15, 1984.
         (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement No.
         33-8711 of Form S-1.)
 3.5     By-Laws of RoTech Medical Corporation (F/K/A Southern Oxygen Systems, Inc.)
         (Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement No.
         33-8711 of Form S-1.)
 3.6     Amended and Restated By-Laws of RoTech Medical Corporation, as amended. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement No. 33-8711 of Form
         S-1.)
 4.1     Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement No. 33-8711 of Form S-1.)
10.1     Form of Registrant's 1986 Incentive Stock Option Plan. (Incorporated by reference to
         Exhibit 10.5 to the Company's Registration Statement No. 33-8711 of Form S-1.)


10.2     First Amendment to Third Amendment and Restated Loan Agreement, dated June 1, 1995, by and between RoTech Medical Corporation, its subsidiaries and SunBank, National Association, reflecting one credit facility not to exceed $75,000,000, filed herewith.
10.3     Form of Registrant's Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-41097 of Form S-2.)
10.4     Form of Registrant's Restricted Stock Plan for Non-Employee Directors (Incorporated by
         reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.)
10.5     Form of Registrant's July 9, 1993 Stock Option Plan, (Incorporated by reference to Exhibit
         10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
10.6     Form of Registrant's Amended Restricted Stock Plan for Non-Employee Directors, filed herewith.
13.1     Annual report to security holder.
22.1     Subsidiaries of Registrant, filed herewith.
27       Financial Data Schedule
99       Notice & Proxy Statement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RoTech Medical Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROTECH MEDICAL CORPORATION,
                                       a Florida corporation

                                       By: /s/ Stephen P. Griggs
                                          -----------------------
                                       Stephen P. Griggs,
                                       President

                                       Date:  October 28, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                              DATE

/s/ William P. Kennedy            Chief Executive Officer; and Director             October 28, 1995
---------------------------
WILLIAM P. KENNEDY

/s/ Stephen P. Griggs             President, Assistant Secretary,                   October 28, 1995
---------------------------       Chief Operating Officer; and Director
STEPHEN P. GRIGGS


/s/ William A. Walker II          Secretary, and Director                           October 28, 1995
---------------------------
WILLIAM A. WALKER

                                  Director
--------------------------
JACK T. WEAVER

                                  Director
--------------------------
LEONARD E.WILLIAMS

/s/ Rebecca R. Irish             Treasurer; Assistant Secretary,                    October 28, 1995
--------------------------       Principal Financial and Accounting
REBECCA R. IRISH                 Officer; and Chief Financial Officer

