Form 10-Q
period 1995-10-31
ROTECH MEDICAL CORP
filed 1995-12-15
CIK 771142

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the quarter period ended October 31, 1995

                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                          -----------      ------------

                            Commission File Number
                                    0-14003

                             --------------------

                          ROTECH MEDICAL CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified on its Charter)


           Florida                                        59-2115892
--------------------------------                      -------------------
   (State of jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                       Identification No.)





     4506 L.B. McLeod Road, Suite F, Orlando, Florida          32811
     ------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)



     Registrant's telephone number, including area code: (407) 841-2115
     ------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ---     ---

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of December 12 , 1995: 12,070,753

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Index


                                                                  PAGE


Part I.       Financial Information

Item 1.       Financial Statements

              Condensed Consolidated
              Balance Sheets,  Interim
              at  October 31, 1995 and
              Year  End at July 31, 1995                             1

              Condensed Consolidated
              Interim Statements of
              Income for the Three Months
              Ended October 31, 1995
              and  1994                                              2

              Condensed Consolidated
              Interim Statements of
              Shareholders' Equity for
              the Three Months Ended
              October 31, 1995 and 1994                              3

              Condensed Consolidated
              Interim Statements of
              Cash  Flows for the Three
              Months  Ended October 31,
              1995 and  1994                                         4

              Notes to Consolidated  Interim
              Financial  Statements                                  5


Item 2.       Management's Discussion
              and  Analysis of Financial
              Condition and Results                              10-11
              of  Operations


Part II.      Other Information                                     12


Signature                                                           13

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                                        October 31         July 31
                                                                           1995              1995
                                                                              (Unaudited)
                                                                      ------------------------------
          ASSETS
Current Assets:
   Cash                                                               $  2,773,302     $    577,283
   Accounts Receivable:
      Trade, less allowance for contractual
         adjustments and doubtful accounts                              52,718,201       42,236,981
      Other                                                              2,287,883        1,418,918
      Inventories                                                       15,922,681       12,036,188
      Prepaid expenses                                                     364,980          388,728
                                                                      ------------     ------------
         Total Current Assets                                           74,067,047       56,658,098

Other Assets:
   Intangible assets, less accumulated amortization                     85,964,755       68,811,955
        Other assets                                                     1,091,067          249,070
                                                                      ------------     ------------
                                                                        87,055,822       69,061,025

Property and equipment, less accumulated depreciation                   56,150,812       45,912,848
                                                                      ------------     ------------
                                                                      $217,273,681     $171,631,971
                                                                      ============     ============


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities           $  9,456,831     $  8,842,171
   Notes payable to banks                                               50,094,215        9,980,000
   Deferred income taxes                                                   384,504          334,504
   Income taxes receivable                                                (607,954)        (306,849)
                                                                      ------------     ------------
       Total Current Liabilities                                        59,327,596       18,849,826

Other liabilities:
    Deferred income taxes                                                3,763,834        3,123,625

Shareholders' Equity:
    Common Stock, par value $.0002 per share, 50,000,000
       shares authorized, 11,434,667 shares at October 31,
       1995  and 11,421,821 shares at July 31, 1995 issued and
       outstanding                                                           2,296           2,293
   Treasury stock, at cost                                                (814,535)       (814,535)
   Additional paid-in capital                                          118,232,086     118,031,491
   Retained earnings                                                    36,762,404      32,439,271
                                                                      ------------    ------------
                                                                       154,182,251     149,658,520
                                                                      ------------    ------------
                                                                      $217,273,681    $171,631,971
                                                                      ============    ============

Note: The consolidated balance sheet at July 31, 1995 has been condensed from the audited financial statements at that date.

       See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income

                                                   Three Months Ended
                                               October 31      October 31
                                                  1995             1994
                                                       (Unaudited)
                                               ---------------------------

Operating revenue                              $45,119,179     $26,723,095

Cost and expenses:
  Cost of revenue                               12,247,877       7,397,419
  Selling, general and administrative           21,648,847      13,202,584
  Depreciation and amortization                  3,897,523       1,773,275
  Interest expense                                 440,963          78,754
                                               -----------     -----------
                                                38,235,210      22,452,032
                                               -----------     -----------
Income before income taxes                       6,883,969       4,271,063

Income tax expense                               2,560,836       1,580,000
                                               -----------     -----------

                         Net Income            $ 4,323,133     $ 2,691,063
                                               ===========     ===========

                         Net Income Per Share        $0.37           $0.28
                                               ===========     ===========

Weighted Average Number of Shares Outstanding   11,823,000       9,666,000



See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity



                                               Common  Stock                          Additional
                                          -----------------------     Treasury          Paid-in       Retained
                                           Shares         Amount        Stock           Capital       Earnings
                                                                     (Unaudited)
                                         ----------------------------------------------------------------------
Balance, August 1, 1994                   9,504,770       $1,909      $(814,535)     $64,520,077    $19,613,012

Issuance of Common Stock in
    acquisition of subsidiaries             138,362           28                       1,996,532

Issuance of Common Stock pursuant
    to Employee Stock Compensa-
    tion Plan                                 8,918            2                          98,228

Net income for the three months
    ended October 31, 1994                                                                            2,691,063
                                         ----------       ------      ---------     ------------    -----------
Balance, October 31, 1994                 9,652,050       $1,939      $(814,535)    $ 66,614,837    $22,304,075
                                         ==========       ======      =========     ============    ===========


Balance, August 1, 1995                  11,421,821       $2,293      $(814,535)    $118,031,491    $32,439,271

Issuance of Common Stock in
    acquisition of subsidiaries               1,816            1                          42,647

Issuance of Common Stock pursuant
    to Employee Stock Compensa-
    tion Plan                                11,030            2                         157,948

Net income for the three months
    ended October 31, 1995                                                                            4,323,133
                                         ----------       ------      ---------     ------------    -----------
     Balance, October 31, 1995           11,434,667       $2,296      $(814,535)    $118,232,086    $36,762,404
                                         ==========       ======      =========     ============    ===========

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows

                                                                    Three Months Ended
                                                               October 31         October 31
                                                                  1995               1994
                                                                        (Unaudited)
                                                            ---------------------------------
Net Cash Provided by Operating Activities                   $  6,536,734        $  3,886,860

Investing Activities
    Purchases of property and equipment                       (3,858,309)         (2,762,677)
    Proceeds from sale of property and equipment                                      15,160
    Changes in advances and deposits                            (827,364)            (22,094)
    Payments for acquisition of net assets, net of cash
     acquired                                                (39,769,257)        (11,970,539)
                                                            ------------        ------------
        Net Cash Used in Investing Activities                (44,454,930)        (14,740,150)
                                                            ------------        ------------
 Financing Activities
    Net proceeds from long-term debt and notes payable        40,114,215          13,034,000
                                                            ------------        ------------
        Net Cash Provided by Financing  Activities            40,114,215          13,034,000
                                                            ------------        ------------

      Increase (Decrease) in Cash                              2,196,019           2,180,710
      Cash at Beginning of Period                                577,283             331,681
                                                            ------------        ------------
      Cash at End of Period                                 $  2,773,302        $  2,512,391
                                                            ============        ============

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

The condensed consolidated interim balance sheet as of October 31, 1995 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months ended October 31, 1995 and 1994 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated audited financial statements as of and for the year ended July 31, 1995. The results of operations for the interim period are not necessarily indicative of the results which may be expected for an entire year.


Note B - Subsequent Events

During the period from November 1, 1995 to December 12, 1995, the Company issued 86,000 shares of its common stock valued at approximately $1,482,000 and paid cash of approximately $10,554,000 to purchase the net assets of thirteen home health care companies based in Arkansas, Colorado, Florida, Montana, Oklahoma, South Carolina, Texas and Utah.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note C - Pro Forma Condensed Combined Statements of Income

The pro forma condensed combined statement of income for the year ended July 31, 1995 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1995 and December 1, 1995. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1995 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

The pro forma condensed combined interim statement of income for the three months ended October 31, 1995 was derived by adjusting the unaudited interim historical statement of income for the three months ended October 31, 1995 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited historical interim statement of income of the Company for the three months ended October 31, 1995. The entities acquired prior to October 31, 1995 are included in the Company's balance sheet as of October 31, 1995.

The operations of any entities acquired subsequent to October 31, 1995 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to October 31, 1995 are not included in the Company's balance sheet as of October 31, 1995.

The pro forma condensed combined statements of income were prepared as if the purchases and sales had occurred on the first day of the respective periods presented. The pro forma condensed combined statements of income presented are not necessarily indicative of the results of operations that might have occurred had such transactions been completed as of the date specified or of the results of operations of the Company and its subsidiaries for any future period.

No changes in operating revenue and expenses have been made to reflect the results of any modification to operations that might have been made had the Agreements been consummated on the aforesaid assumed effective date for purposes of presenting pro forma results. Certain supportable payroll costs attributable to acquired entities' employees whose services would have been terminated upon the effective date of purchase and sale have been eliminated. The acquisitions condensed combined statements of income include amortization of goodwill as if the Agreements had been completed on the assumed effective date referred to above.

The pro forma condensed combined statements of income should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere herein.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Pro Forma Condensed Combined Statements of Income


                                                   For the Year Ended July 31, 1995
                                    ------------------------------------------------------------
                                                             (Unaudited)
                                        RoTech                                         RoTech
                                       Medical                                        Medical
                                     Corporation                                    Corporation
                                     Consolidated     Combined                        Combined
                                      Year Ended      Acquired      Pro Forma        Pro Forma
                                    July 31, 1995     Entities     Adjustments        Results
                                    -------------    -----------   -----------      ------------
Operating revenue                    $134,111,458    $41,501,737                    $175,613,195

Cost and expenses:
    Cost of revenue                    36,287,811     17,833,797     (1,200,000)(a)   52,921,608
    Selling, general
         and administrative            66,477,381     20,519,442     (3,750,000)(b)   83,246,823
    Depreciation and amortization       9,565,238        571,407      1,800,000 (c)   11,936,645
    Interest                              835,462        241,671      1,800,000 (d)    2,877,133
                                     ------------    -----------    -----------     ------------
                                      113,165,892     39,166,317     (1,350,000)     150,982,209
                                     ------------    -----------    -----------     ------------

Income before income taxes             20,945,566      2,335,420      1,350,000       24,630,986

Income tax expense                      7,800,800        688,302        683,000 (e)    9,172,102
                                     ------------    -----------    -----------     ------------

         Net Income                  $ 13,144,766    $ 1,647,118    $   667,000     $ 15,458,884
                                     ============    ===========    ===========     ============

Net Income Per Share                        $1.27                                          $1.49
                                     ============                                   ============

Weighted Average Number
    of Shares Outstanding              10,342,000                         2,000 (f)   10,344,000

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Pro Forma Condensed Combined Interim Statements of Income


                                           For the Three Months Ended October 31, 1995
                                 ------------------------------------------------------------
                                                          (Unaudited)
                                     RoTech
                                    Medical                                         RoTech
                                  Corporation                                      Medical
                                  Consolidated                                   Corporation
                                  Three Months     Combined                        Combined
                                     Ended         Acquired      Pro Forma        Pro Forma
                                 October 31, 1995  Entities     Adjustments        Results

                                 ---------------   ----------   -----------      ------------
Operating revenue                  $45,119,179     $4,859,947                     $49,979,126

Cost and expenses:
    Cost of revenue                 12,247,877      2,007,844       (150,000)(a)   14,105,721
    Selling, general
         and administrative         21,648,847      2,431,751       (437,500)(b)   23,643,098
    Depreciation and amortization    3,897,523        141,411        400,000 (c)    4,438,934
    Interest                           440,963         33,688        340,000 (d)      814,651
                                   -----------     ----------      ---------      -----------
                                    38,235,210      4,614,694        152,500       43,002,404
                                   -----------     ----------      ---------      -----------

Income before income taxes           6,883,969        245,253       (152,500)       6,976,722

Income tax expense                   2,560,836         73,371        (39,000)(e)    2,595,207
                                   -----------     ----------      ---------      -----------
         Net Income                $ 4,323,133     $  171,882      $(113,500)     $ 4,381,515
                                   ===========     ==========      =========      ===========

Net Income Per Share               $      0.37                                    $      0.37
                                   ===========                                    ===========
Weighted Average Number
    of Shares Outstanding           11,823,000                         2,000 (f)   11,825,000


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note C - Pro Forma Condensed Combined Statements of Income-continued

(a) Supportable adjustment to reduce the acquired entities' cost of revenue based on minimum cost savings to be gained by those acquired entities purchasing goods under the Company's contractual arrangements.

(b) Supportable general and administrative expenses relating directly to the payroll and related expenses of those terminated employees determined to be duplicated by the Company's existing personnel and therefore would not be needed after the acquisitions.

(c) Amortization on intangibles recorded in the combined acquisitions (amortized over various lives from 5 to 25 years).

(d) Additional interest expense related to borrowings for cash paid to acquire combined entities; assumed borrowed on the first day of the respective periods presented.

(e) Adjustment to income tax expense for the tax expense relating to the net income as adjusted for the combined acquired entities. Income taxes are calculated on the basis that operations of the consolidated company could be combined as one company for federal income tax purposes at the actual historical rate for the period. No assurance can be given that these tax benefits will be realizable by the Company.

(f) Additional shares of the Company's Common Stock issued pursuant to the Agreements; assumed issued on the first day of the respective periods presented.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations
For the Three Months Ended October 31, 1995 and 1994

Operating revenue for the three months ended October 31, 1995 increased to $45,119,000 from $26,723,000 for the three months ended October 31, 1994. This 69% increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company continues to employ a single sales force to maintain and develop both the home respiratory and other medical equipment and home infusion therapy and other pharmacy related lines of business.

Operating revenue for the home respiratory and other medical equipment grew to $32,457,000 for the three months ended October 31, 1995 from $17,821,000 for the three months ended October 31, 1994. This 82% increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1995 and the first quarter of fiscal year 1996.

Operating revenue from home infusion therapy and other pharmacy-related products and services increased 31% to $9,066,000 for the three months ended October 31, 1995 from $6,925,000 for the three months ended October 31, 1994. Growth in this line of business should continue as the Company expands its referral bases and available products and services.

Operating revenue from primary care physician services increased to $3,596,000 for the three months ended October 31, 1995 from $1,977,000 for the three months ended October 31, 1994. Growth in this line of business should continue as the Company continues to expand such primary care physician services in the two regional markets where it operates.

Cost of revenue increased 66% to $12,248,000 for the three months ended October 31, 1995 from $7,397,000 for the three months ended October 31, 1994. Cost of revenue as a percentage of operating revenue decreased to 27.2% from 27.7% for the same period due to changes in the Company's combined product mix in the last year. Selling, general and administrative expenses increased 64% to $21,649,000 for the three months ended October 31, 1995 from $13,203,000 for the three months ended October 31, 1994. Selling, general and administrative expenses as a percentage of operating revenue decreased to 48.0% for the three months ended October 31, 1995 from 49.4% for the three months ended October 31, 1994. The change in selling, general and administrative expenses as a percentage of operating revenue is largely the result of the mix of revenues, costs and expenses at newly acquired locations.

Depreciation and amortization expense increased 120% to $3,898,000 for the three months ended October 31, 1995 from $1,773,000 for the three months ended October 31, 1994. This increase is attributable to the Company's purchase of intangible and fixed assets resulting from various acquisitions along with the additional fixed assets needed for the increased rentals of equipment.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The Company incurred net interest expense of $441,000 for the three months ended October 31, 1995 compared to net interest expense of $79,000 for the three months ended October 31, 1994. The interest expense resulted from the Company borrowing monies to fund certain acquisitions, which included approximately $30,000,000 expended between August 1, 1995 and October 31, 1995.

Income tax expense was provided at a 37.2% effective rate, comparable to actual rates experienced in prior periods. Net income for the quarter ended October 31, 1995 was $4,323,000, a 60.6% increase over the same period in fiscal 1994. Net income per share increased 32% to $0.37 for the quarter ended October 31, 1995 compared to $0.28 for the same period in fiscal 1994. The weighted average number of shares increased 22% to 11,823,000 at October 31, 1995 from 9,666,000 at October 31, 1994, primarily as a result of the May 1995 public stock offering and shares issued in conjunction with certain acquisitions.

Liquidity and Capital Resources

At October 31, 1995, total current assets were $74.1 million and total current liabilities were $59.3 million, resulting in working capital of $14.8 million. The Company's current ratio was 1.25 to 1 at October 31, 1995 compared to 1.88 to 1 at October 31, 1994. The decrease in the current ratio is attributable to the Company carrying the entire balance of notes payable to banks as a current liability.

During the three months ended October 31, 1995, the Company generated cash of $8,537,000 from operating activities, primarily as a result of net income of $4,323,000, depreciation and amortization of $3,898,000 and the timing of purchases of and payments for operating items. As of October 31, 1995, the Company had borrowed $50.1 million on its working capital line of credit of $75 million to fund certain acquisitions. Management believes the Company's credit capacity is sufficient for the projected growth of the Company.

At October 31, 1995, net accounts receivable were $52,718,000 compared to $42,237,000 at July 31, 1995. The Company's days revenue outstanding on net accounts receivable were 108 days at October 31, 1995 compared to 98 days at July 31, 1995. Acquired receivables with no corresponding revenue account for approximately 20 days revenue outstanding on net accounts receivable at October 31, 1995.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Part II.   Other  Information

           Item 1.      Legal proceedings
                        NOT APPLICABLE

           Item 2.      Changes in securities
                        NOT APPLICABLE

           Item 3.      Defaults upon senior securities
                        NOT APPLICABLE

           Item 4.      Submission of matters to a vote
                        of security holders

                        The annual meeting of shareholders was held on December 8, 1995. William P. Kennedy, Stephen P. Griggs, William A. Walker II, Leonard E. Williams, and Jack T. Weaver were elected as directors.

           Item 5.      Other information
                        NOT APPLICABLE

           Item 6.      Exhibits and Reports on Form 8-K
                        A current report on Form 8-K was filed on November 15, 1995 indicating the acquisition of a significant aggregate of individually insignificant subsidiaries.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ROTECH MEDICAL CORPORATION
                                    a Florida Corporation



Dated:     12/14/95                     By: /s/ Rebecca R. Irish
        ---------------                    ---------------------------------
                                           Rebecca R. Irish, Treasurer
                                           and Chief Financial Officer