Form 10-Q
period 1996-01-31
ROTECH MEDICAL CORP
filed 1996-03-19
CIK 771142

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER PERIOD ENDED JANUARY 31, 1996
                                  ----------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to ___________
                            Commission File Number
                                    0-14003
                            ----------------------



                         ROTECH  MEDICAL  CORPORATION
                         ----------------------------
            (Exact name of Registrant as specified on its Charter)


            Florida                                             59-2115892
--------------------------------                         -----------------------
   (State of jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 4506 L.B. McLeod Road, Suite F, Orlando, Florida          32811
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (407) 841-2115
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO____
   ----

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of March 13, 1996: 12,389,321

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Index

                                                                            PAGE
                                                                            ----
Part I.        Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance
               Sheets, Interim at January 31, 1996 and
               Year End at July 31, 1995                                      1

               Condensed Consolidated Interim
               Statements of Income for the Three
               Months and Six Months Ended January
               31, 1996 and 1995                                              2

               Condensed Consolidated Interim
               Statements of Shareholders' Equity for
               the Six Months Ended January 31, 1996
               and 1995                                                       3

               Condensed Consolidated Interim
               Statements of Cash Flows for the Six
               Months Ended January 31, 1996 and
               1995                                                           4

               Notes to Condensed Consolidated Interim
               Financial Statements                                           5

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                    10

Part II.       Other Information                                             13

Signature                                                                    14

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                                     January 31          July 31
                                                                        1996              1995
                                                                   --------------------------------
                             ASSETS                                  (Unaudited)
Current Assets:
       Cash                                                           $3,547,339          $577,283
       Accounts Receivable:
          Trade, less allowance for contractual adjustments and
             doubtful accounts                                        65,556,906        42,236,981
          Other                                                        3,512,431         1,418,918
       Inventories                                                    16,848,535        12,036,188
       Prepaid expenses                                                  753,383           388,728
                                                                   --------------    --------------
          Total Current Assets                                        90,218,594        56,658,098

Other Assets:
       Intangible assets, less accumulated amortization              115,714,154        68,811,955
       Other assets                                                    1,670,366           249,070
                                                                   --------------    --------------
                                                                     117,384,520        69,061,025

Property and equipment, less accumulated depreciation                 66,863,661        45,912,848
                                                                   --------------    --------------

                                                                    $274,466,775      $171,631,971
                                                                   ==============    ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable, accrued expenses and other liabilities       $9,713,512        $8,842,171
       Notes payable to banks                                        100,199,176         9,980,000
       Deferred income taxes                                             539,634           334,504
       Income taxes receivable                                        (1,431,220)         (306,849)
                                                                   --------------    --------------
          Total Current Liabilities                                  109,021,102        18,849,826

Other liabilities:
       Deferred income taxes                                           3,895,200         3,123,625

Shareholders' Equity:
       Common Stock, par value $.0002 per share, 50,000,000
        shares authorized, 11,555,775 shares at January 31, 1996
        and 11,421,821 shares at July 31, 1995 issued and
        outstanding                                                        2,320             2,293
       Treasury stock, at cost                                          (814,535)         (814,535)
       Additional paid-in capital                                    120,669,089       118,031,491
       Retained earnings                                              41,693,599        32,439,271
                                                                   --------------    --------------
                                                                     161,550,473       149,658,520
                                                                   --------------    --------------
                                                                    $274,466,775      $171,631,971
                                                                   ==============    ==============

Note: The consolidated balance sheet at July 31, 1995 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income

                                                      Three Months Ended                   Six Months Ended
                                                  January 31      January 31          January 31      January 31
                                                     1996            1995                1996            1995
                                                ------------------------------      ------------------------------
                                                          (Unaudited)                         (Unaudited)
Operating revenue                                 $ 61,463,199     $32,581,640        $106,582,378     $59,304,735

Cost and expenses:
     Cost of revenue                                16,782,626       8,996,663          29,030,503      16,394,082
     Selling, general and administrative            30,091,030      16,331,445          51,739,877      29,534,029
     Depreciation and amortization                   5,864,991       2,087,476           9,762,514       3,860,751
     Interest                                          895,758         231,616           1,336,721         310,370
                                                --------------   -------------      --------------   -------------
                                                    53,634,405      27,647,200          91,869,615      50,099,232
                                                --------------   -------------      --------------   -------------

Income before income taxes                           7,828,794       4,934,440          14,712,763       9,205,503

Income tax expense                                   2,897,599       1,830,000           5,458,435       3,410,000
                                                --------------   -------------      --------------   -------------

                  Net Income                        $4,931,195      $3,104,440          $9,254,328      $5,795,503
                                                ==============   =============      ==============   =============

                  Net income per share                   $0.40           $0.31               $0.76           $0.59
                                                ==============   =============      ==============   =============

Weighted Average Number
     of Shares Outstanding                          12,244,407       9,897,285          12,222,552       9,879,648

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity

                                            Common Stock                       Additional
                                       ----------------------    Treasury       Paid-in        Retained
                                         Shares      Amount        Stock        Capital        Earnings
                                       -------------------------------------------------------------------
                                                                 (Unaudited)
Balance, August 1, 1994                 9,504,770    $1,909      $(814,535)    $64,520,077    $19,613,012

Issuance of Common Stock in
     acquisition of subsidiaries           17,268         3                        209,694

Issuance of Common Stock pursuant
     to Employee Stock Compensation
     Plan                                 138,362        28                      1,996,532

Net income for the six months
     ended January 31, 1995                                                                     5,795,503
                                       -------------------------------------------------------------------

Balance, January 31, 1995               9,660,400    $1,940      $(814,535)    $66,726,303    $25,408,515
                                       ===========  ========    ===========  ==============  =============



Balance, August 1, 1995                11,421,821    $2,293      $(814,535)   $118,031,491    $32,439,271

Issuance of Common Stock in
     acquisition of subsidiaries          119,924        24                      2,439,151

Issuance of Common Stock pursuant
     to Employee Stock Compensation
     Plan                                  14,030         3                        198,447

Net income for the six months ended
     January 31, 1996                                                                           9,254,328
                                       -------------------------------------------------------------------

Balance, January 31, 1996              11,555,775    $2,320      $(814,535)   $120,669,089    $41,693,599
                                       ===========  ========    ===========  ==============  =============

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows

                                                                        Six Months Ended
                                                                  January 31        January 31
                                                                     1996              1995
                                                               ---------------------------------
                                                                           (Unaudited)
Net Cash Provided by Operating Activities                        $  6,389,754        $4,313,022

Investing Activities
     Purchases of property and equipment                          (11,915,906)       (6,884,817)
     Proceeds from sale of property and equipment                                        15,160
     Advances and deposits                                         (1,236,080)          (24,830)
     Payments for acquisition of net assets and assumption
       of liabilities, net of cash acquired                       (80,486,888)      (19,874,666)
                                                               --------------    --------------
               Net Cash Used in Investing Activities              (93,638,874)      (26,769,153)

Financing Activities
     Net proceeds from long-term debt and notes payable            90,219,176        22,400,000
                                                               --------------    --------------
               Net Cash Provided by Financing Activities           90,219,176        22,400,000
                                                               --------------    --------------


            Increase (Decrease) in Cash                             2,970,056           (56,131)
            Cash at Beginning of Period                               577,283           331,681
                                                               --------------    --------------
            Cash at End of Period                                $  3,547,339          $275,550
                                                               ===============   ===============

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

The condensed consolidated interim balance sheet as of January 31, 1996 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months and six months ended January 31, 1996 and 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

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

Note B - Shareholders' Equity

During the six months ended January 31, 1996, the Company issued 119,924 shares of its Common Stock as partial consideration for the purchase of several home health care companies. The Company holds 785,134 shares in escrow related to acquisitions as contingent shares to be released upon the development of future events, with such measurement dates from February 28, 1996 to December 31, 1997.

During the six months ended January 31, 1996, stock options were granted to certain employees for the purchase of 180,000 shares of Common Stock at prices ranging from $23.00 to $27.50 subject to the terms stated in the Company's Stock Option Plan.

In February 1996, options were exercised for the purchase of 64,426 shares of Common Stock at prices ranging from $11.875 to $13.75.

Note C - Notes Payable

On December 29, 1995, the Company expanded its credit facility to $150,000,000, of which approximately $50,000,000 was available for borrowing at January 31, 1996. The interest rate is selected by the Company based on either the LIBOR rate plus 0.70% or a Bankers' Acceptance rate plus 0.75%. The terms and covenants are similar to those in the previous loan agreement.

Note D - Subsequent Events

During the period from February 1, 1996 through March 13, 1996, the Company completed the acquisitions of the net assets or stock of eight companies in five states, using a combination of $9,044,408 cash and 6,640 shares of its Common Stock.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Note E - Pro Forma Condensed Combined Statements of Income

     The pro forma condensed combined statement of income for the year ended July 31, 1995 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon the Company for those acquisition transactions consummated between August 1, 1995 and March 13, 1996. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1995 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

     The pro forma condensed combined interim statement of income for the six months ended January 31, 1996 was derived by adjusting the unaudited interim historical statement of income for the six months ended January 31, 1996 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited interim historical statement of income of the Company for the six months ended January 31, 1996. The entities acquired prior to January 31, 1996 are included in the Company's balance sheet as of January 31, 1996.

     The operations of any entities acquired subsequent to January 31, 1996 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to January 31, 1996 are not included in the Company's balance sheet as of January 31, 1996.

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Pro Forma Condensed Combined Interim Statements of Income

[CAPTION]

                                                  For the Year Ended July 31, 1995
                                     -------------------------------------------------------------------
                                                                (Unaudited)

                                           RoTech
                                           Medical                                          RoTech
                                         Corporation                                        Medical
                                         Consolidated                                     Corporation
                                            Year          Combined                         Combined
                                            Ended         Acquired         Pro Forma       Pro Forma
                                        July 31, 1996     Entities        Adjustments       Results
                                     -------------------------------------------------------------------
Operating revenue                       $134,111,458     $85,815,866                      $219,927,324

Cost and expenses:

   Cost of revenue                        36,287,811      31,488,481     $(3,463,733)(a)     64,312,559

   Selling, general
        and administrative                66,477,381      43,037,931      (1,750,000)(b)    107,765,312

   Depreciation and amortization           9,565,238       1,625,359       5,500,000 (c)     16,690,596

   Interest                                  835,462         982,904       5,220,000 (d)      7,038,366
                                        ------------     -----------     -----------       ------------
                                         113,165,892      77,134,675       5,506,267        195,806,833
                                        ------------     -----------     -----------       ------------

Income before income taxes                20,945,566       8,681,191      (5,506,267)        24,120,490

Income tax expense                         7,800,800       2,434,254      (1,259,532)(e)      8,975,522
                                        ------------     -----------     -----------       ------------

        Net Income                      $ 13,144,766     $ 6,246,937     $(4,246,735)      $ 15,144,968
                                        ============     ===========     ===========       ============

Net Income Per Share                           $1.27                                              $1.45
                                        ============                                       ============

Weighted Average Number
   of Shares Outstanding                  10,342,000                         126,564 (f)     10,468,564



ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Pro Forma Condensed Combined Interim Statements of Income

[CAPTION]

                                                For the Six Months Ended January 31, 1996
                                     -------------------------------------------------------------------
                                                                (Unaudited)

                                          RoTech
                                          Medical                                           RoTech
                                         Corporation                                        Medical
                                         Consolidated                                     Corporation
                                          Six Months      Combined                         Combined
                                            Ended         Acquired         Pro Forma        Pro Forma
                                      January 31, 1996    Entities        Adjustments       Results
                                     -------------------------------------------------------------------
Operating revenue                       $106,582,378     $23,870,480                      $130,452,858

Cost and expenses:

   Cost of revenue                        29,030,503     $ 7,177,847       (789,563)(a)     35,418,787

   Selling, general
        and administrative                51,739,877     $13,020,934       (625,000)(b)     64,135,811

   Depreciation and amortization           9,762,514     $   598,310      2,500,000 (c)     12,860,823

   Interest                                1,336,721     $   341,822      1,064,000 (d)      2,742,543
                                        ------------     -----------     ----------       ------------
                                          91,869,615      21,138,913      2,149,437        115,157,964
                                        ------------     -----------     ----------       ------------

Income before income taxes                14,712,763       2,731,567     (2,149,437)        15,294,893

Income tax expense                         5,458,435         315,622       (100,234)(e)      5,673,823
                                        ------------     -----------     ----------       ------------

        Net Income                      $  9,254,328     $ 2,415,945    $(2,049,203)      $  9,621,070
                                        ============     ===========    ===========       ============

Net Income Per Share                           $0.76                                             $0.78
                                        ============                                      ============

Weighted Average Number
   of Shares Outstanding                  12,222,552                         96,100 (f)     12,318,652



ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note E - Pro Forma Condensed Combined Statements of Income-continued

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


Results of Operations
For the Three Months and Six Months Ended
January 31, 1996 and 1995

     Operating revenue increased 89% to $61,463,000 for the three months ended January 31, 1996 from $32,582,000 for the three months ended January 31, 1995. Operating revenue increased 80% to $106,582,000 for the six months ended January 31, 1996 from $59,305,000 for the six months ended January 31, 1995. The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company continues to employ a single sales force to maintain and develop both the home respiratory and other medical equipment and home infusion therapy and other pharmacy related lines of business.

     Operating revenue from home respiratory and other medical equipment increased 125% to $46,958,000 for the three months ended January 31, 1996 from $20,837,000 for the three months ended January 31, 1995. Operating revenue from home respiratory and other medical equipment increased 105% to $79,415,000 for the six months ended January 31, 1996 from $38,658,000 for the six months ended January 31, 1995. The increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during the fiscal year 1995 and the first six months of fiscal year 1996.

     Operating revenue from home infusion therapy and pharmacy related services increased 6% to $9,332,000 for the three months ended January 31, 1996 from $8,776,000 for the three months ended January 31, 1995. Operating revenue from home infusion therapy and pharmacy related services increased 17% to $18,398,000 for the six months ended January 31, 1996 from $15,700,000 for six months ended January 31, 1995. Growth in this line of business should continue as the Company expands both its service areas and available products and services along with coverage for certain home infusion therapies not previously paid for by the Medicare program.

     Operating revenue from physician practices represented 8% of total operating revenue for the six month period ended January 31, 1996 and for the six month period ended January 31, 1995. The Company currently owns 22 physician practices and employs 27 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue as the Company continues to acquire primary care practices in these two geographic regions.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Cost of revenue as a percentage of operating revenue remained relatively stable at 27% for the three months and the six months ended January 31, 1996 and January 31, 1995. Selling, general and administrative expenses are a percentage of operating revenue remained relatively stable at 49% for the six months ended January 31, 1996 and January 31, 1995. Changes in the Company's mix of business affect these categories, for example, physician practices have no cost of revenue, all expenses are of a selling, general and administrative nature.


     Depreciation and amortization expense increased 181% to $5,865,000 for the three months ended January 31, 1996 from $2,087,000 for the three months ended January 31, 1995. Depreciation and amortization expense increased 153% to $9,763,000 for the six months ended January 31, 1996 from $3,861,000 for the six months ended January 31, 1995. Depreciation and amortization expense as percentage of revenue was 9.2% for the six months ended January 31, 1996 compared to 6.5% for the six months ended January 31, 1995. The increase was attributable to growth in the Company's patient bases, expansion of rental-based product lines and the Company's significant acquisition activities resulting in depreciable and intangible assets.

     Interest expense, net of interest income, increased to $896,000 for the three months ended January 31, 1996 from $232,000 for the three months ended January 31, 1995. Net interest expense increased to $1,337,000 for the six months ended January 31, 1996 from $310,000 for the six months ended January 31, 1995. This increase resulted from the Company borrowing monies to fund its acquisition and expansion activities.

     Income tax expense was provided at a 37% effective rate, comparable to actual rates experienced in prior periods. Net income for the six months ended January 31, 1996 was $9,254,000, a 60% increase over the same period in fiscal 1995. Net income per share increased 29% to $0.76 for the six months ended January 31, 1996 compared to $0.59 for the six months ended January 31, 1995. The weighted average number of shares increased 24% to 12,203,000 at January 31, 1996 from 9,880,000 at January 31, 1995, primarily as a result of the Company's May 1995 public offering in which it issued 2,000,000 shares of its Common Stock. The Company issued 120,000 shares of its Common Stock in conjunction with acquisitions in the six months ended January 31, 1996.

Liquidity and Capital Resources

     At January 31, 1996, total current assets were $90,219,000 and total current liabilities were $109,021,000, resulting in negative working capital of $18,802,000. The Company's current ratio of 3.01 to 1 at July 31, 1995 has decreased, as borrowings from banks have increased to $100,199,000 from $9,980,000, which are classified as short term liabilities. The Company has no long term debt and utilized $80,487,000 in proceeds from its borrowings from banks to fund acquisitions in the six months ended January 31, 1996, which consist of primarily long term assets.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)


     Net trade accounts receivable increased $23,320,000 due to acquisitions and the Company's growth in net operating revenue. As a result, the Company's days revenue outstanding on net accounts receivable remained stable at 98 at January 31, 1996 and July 31, 1995. Acquired receivables remaining outstanding account for approximately 14 days revenue outstanding at January 31, 1996 and 10 days revenue outstanding at July 31, 1995.

     During the six months ended January 31, 1996, the Company generated cash of $6,390,000 from operating activities, primarily as a result of net income of $9,254,000 and the timing of purchases of and payments for operating items. As of January 31, 1996, the Company had borrowed $100,199,000 on its working capital line of credit of $150,000,000 to fund certain acquisitions. Management believes the Company's credit capacity is sufficient to support the projected growth of the Company.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Part II.  Other Information
--------  -----------------

          Item 1.        Legal proceedings
                         NOT APPLICABLE

          Item 2.        Changes in securities
                         NOT APPLICABLE

          Item 3.        Defaults upon senior securities
                         NOT APPLICABLE

          Item 4.        Submission of matters to a vote
                         of security holders

                         The annual meeting of shareholders was held on December 8, 1995. William P. Kennedy, Stephen P. Griggs, William
                         A. Walker II, Leonard E. Williams and Jack T. Weaver were elected as directors.

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

                                   ROTECH MEDICAL CORPORATION
                                   a Florida Corporation

Dated:    March 18, 1996                By:  /s/ Rebecca R. Irish
         -----------------                  ------------------------------
                                             Rebecca R. Irish, Treasurer
                                             and Chief Financial Officer