Form 10-Q/A
period 1996-01-31
ROTECH MEDICAL CORP
filed 1996-05-15
CIK 771142

                           FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C, 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER PERIOD ENDED JANUARY 31, 1996
                                  ----------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________
                           Commission File Number
                                 0-14003


                        ROTECH MEDICAL CORPORATION
                        --------------------------
            (Exact name of Registrant as specified on its Charter)

            Florida                                    59-2115892
- --------------------------                      ---------------------
    (State of jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification No.)

4506 L.B. McLeod Road, Suite F, Orlando, Florida    32811
- ----------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (407) 841-2115
- ----------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X     NO
   -----    ------

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of March 13, 1996: 12,389,321

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------
Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROTECH MEDICAL CORPORATION
                                      a Florida Corporation

Dated:  May 14, 1996                  By:  /s/ Rebecca R. Irish
      --------------------               -------------------------------
                                          Rebecca R. Irish, Treasurer
                                          and Chief Financial Officer