Form 10-Q
period 1996-04-30
ROTECH MEDICAL CORP
filed 1996-06-14
CIK 771142

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended April 30, 1996
                                  --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________
                                    Commission File Number
                                             0-14003
                                    --------------------------



                         ROTECH  MEDICAL  CORPORATION
                         -----------------------------
             (Exact name of Registrant as specified in its Charter)


        Florida                                                 59-2115892
- ------------------------------                            ---------------------
  (State of jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)


4506 L.B. McLeod Road, Suite F, Orlando, Florida          32811
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (407) 841-2115
- -------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ----    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1996: 25,351,660

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Index

                                                                    PAGE
                                                                    ----
Part I.            Financial Information

Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets,
                   Interim at April 30, 1996 and Year End
                   at July 31, 1995

                   Condensed Consolidated Interim
                   Statements of Income for the Three
                   Months and Nine Months Ended April
                   30, 1996 and 1995

                   Condensed Consolidated Interim
                   Statements of Shareholders' Equity for
                   the Nine Months Ended April 30, 1996
                   and 1995

                   Condensed Consolidated Interim
                   Statements of Cash Flows for the Nine
                   Months Ended April 30, 1996 and 1995

                   Notes to Condensed Consolidated Interim
                   Financial Statements

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations

Part II.           Other Information

Signature


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
________________________________________________________________________________________________
Condensed Consolidated Balance Sheets
                                                                           April 30             July 31
                                                                             1996                 1995
                        ASSETS                                                       (Unaudited)
                                                                        -----------------------------------
Current Assets:
        Cash                                                             $  5,491,066           $  577,283
        Accounts Receivable:
           Trade, less allowance for contractual
              adjustments and doubtful accounts                            74,290,522            42,236,981
           Other                                                            4,596,604             1,418,918
        Inventories                                                        17,366,646            12,036,188
        Prepaid expenses                                                      796,627               388,728
                                                                         ------------          ------------
            Total Current Assets                                          102,541,465            56,658,098

Other Assets:
        Intangible assets, less accumulated amortization                  132,882,278            68,811,955
        Other assets                                                        2,314,285               249,070
                                                                         ------------          ------------
                                                                          135,196,563            69,061,025

Property and equipment, less accumulated depreciation                      74,839,060            45,912,848
                                                                         ------------          ------------

                                                                         $312,577,088          $171,631,971
                                                                         ============          ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Accounts payable, accrued expenses and other liabilities        $ 13,313,487           $  8,842,171
        Notes payable to banks                                           124,684,024              9,980,000
        Deferred income taxes                                                735,252                334,504
        Income taxes receivable                                             (667,718)              (306,849)
                                                                        ------------           ------------
            Total Current Liabilities                                    138,065,045             18,849,826

Other liabilities:
        Deferred income taxes                                              5,805,616              3,123,625

Shareholders' Equity:
        Common Stock, par value $.0002 per share, 50,000,000
         shares authorized, 23,295,628 shares at April 30,
         1996 and 22,843,642 shares at July 31, 1995 issued and
         outstanding                                                           4,676                  4,586
        Treasury stock, at cost                                             (814,535)              (814,535)
        Additional paid-in capital                                       122,519,933            118,029,198
        Retained earnings                                                 46,996,353             32,439,271
                                                                        ------------           ------------
                                                                         168,706,427            149,658,520
                                                                        ------------           ------------
                                                                        $312,577,088           $171,631,971
                                                                        ============           ============

Note: The consolidated balance sheet at July 31, 1995 has been condensed from the audited financial statements at that date.


See notes to condensed consolidated interim financial statements.


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
___________________________________________________________________________________________________
Condensed Consolidated Interim Statements of Income

                                              Three Months Ended                  Nine Months Ended
                                         April 30,            April 30,      April 30,          April 30,
                                           1996                 1995           1996               1995
                                       -------------------------------------------------------------------
                                                 (Unaudited)                         (Unaudited)

Operating revenue                       $72,983,865          $35,031,464    $179,566,243       $94,336,199

Cost and Expenses:
  Cost of revenue                        20,281,706            9,226,431      49,312,209        25,620,513
  Selling, general and administrative    34,862,199           17,915,022      86,602,076        47,449,051
  Depreciation and amortization           7,739,381            2,186,204      17,501,895         6,046,955
  Interest                                1,761,293              452,961       3,098,014           763,331
                                       -------------         -----------    ------------       -----------
                                         64,644,579           29,780,618     156,514,194        79,879,850
                                       -------------         -----------    ------------       -----------

Income before income taxes                8,339,286            5,250,846      23,052,049        14,456,349

Income tax expense                        2,897,933            1,900,000       8,356,368         5,310,000
                                       -------------         -----------    ------------       -----------


               Net Income                $5,441,353          $ 3,350,846     $14,695,681       $ 9,146,349
                                       =============         ===========    ============       ===========



Net Income Per Share:

    Primary                                   $0.22                $0.17           $0.60             $0.46
    Fully diluted                             $0.22                $0.17           $0.60             $0.46



Weighted Average Number of Shares
 Outstanding:

    Primary                              24,927,156           19,800,846      24,353,982        19,965,944
    Fully diluted                        25,299,450           19,925,846      24,679,950        20,090,944

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity


                                                               Common Stock                      Additional
                                                           --------------------    Treasury       Paid-in        Retained
                                                             Shares      Amount      Stock        Capital        Earnings
                                                                                  (Unaudited)
                                                           ----------------------------------------------------------------
Balance, August 1, 1994                                    19,009,540    $3,818    $(814,535)   $ 64,518,168    $19,613,012

Issuance of Common Stock in acquisition of subsidiaries       464,470        93                    3,742,960

Issuance of Common Stock pursuant to Employee Stock
  Compensation Plan                                            38,536         8                      230,210

Net income for the nine months ended April 30, 1995                                                               9,146,349
                                                           ----------    ------    ---------    ------------    -----------
Balance, April 30, 1995                                    19,512,546    $3,919    $(814,535)   $ 68,491,338    $28,759,361
                                                           ==========    ======    =========    ============    ===========

Balance, August 1, 1995                                    22,843,642    $4,586    $(814,535)   $118,029,198    $32,439,271

Issuance of Common Stock in acquisition of subsidiaries       299,816        60                    3,018,853

Issuance of Common Stock pursuant to Employee Stock
  Compensation Plan                                            38,170         8                      256,292

Issuance of Common Stock pursuant to exercise of
  stock options                                               114,000        22                    1,215,590

Issuance, repurchase and retirement of Common
  Stock pursuant to exercise of stock options
  and related put options                                                                                          (138,597)

Net income for the nine months ended April 30, 1996                                                              14,695,681
                                                           ----------    ------    ---------    ------------    -----------
Balance, April 30, 1996                                    23,295,628    $4,676    $(814,535)   $122,519,933    $46,996,353
                                                           ==========    ======    =========    ============    ===========


           See notes to condensed consolidated financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows


                                                                      Nine Months Ended
                                                                    April 30,    April 30,
                                                                      1996         1995
                                                                         (Unaudited)
                                                                ---------------------------
Net Cash Provided by Operating Activities                        $17,925,633  $  8,994,845

Investing Activities
     Purchases of property and equipment                         (20,869,030)   (9,465,837)
     Changes in advances and deposits                             (1,820,791)     (171,939)
     Payments for acquisition of net assets, net of cash
        acquired                                                (105,532,796)  (20,549,694)
                                                                ------------  -------------
          Net Cash Used in Investing Activities                 (128,222,617)  (30,187,470)

Financing Activities
     Net proceeds from long-term debt and notes payable          114,704,024    23,399,000
     Proceeds from issuance or Common Stock                          925,094       268,370
     Repurchase of Common Stock                                     (418,351)     (418,380)
                                                                ------------  -------------
          Net Cash Provided by Financing Activities              115,210,767    23,248,990
                                                                ------------  -------------

          Increase in Cash                                         4,913,783     2,056,365
          Cash at Beginning of Period                                577,283       331,681
                                                                ------------  -------------
          Cash at End of Period                                 $  5,491,066  $  2,388,046
                                                                ============  =============

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

     The condensed consolidated interim balance sheet as of April 30, 1996 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the nine months ended April 30, 1996 and 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

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

Note B - Notes Payable

     The Company received $107,250,000 in net proceeds from the completion of a convertible subordinated debenture offering on May 30, 1996. The debentures are dated June 1, 1996, have a term of seven years, bear interest of 5.25% per year and have a conversion price of $26.25 per share. The debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States, except pursuant to an applicable exemption from the Securities Act of 1933 registration requirements.

     Upon receipt, the proceeds were used to reduce outstanding indebtedness under the Company's existing $150,000,000 syndicated bank credit facility. On June 4, 1996, the Company expanded the same credit facility to $200,000,000, of which approximately $172,000,000 was available for borrowing at June 10, 1996. The terms and covenants are similar to those in the previous loan agreement.

Note C - Shareholders' Equity

     On May 21, 1996, the Company distributed a 100% common stock dividend to shareholders of record as of April 30, 1996 to effect a 2-for-1 stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid in capital to common stock the par value of the additional shares arising from the split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.


     Effective May 1, 1996, the Board of Directors authorized the creation of the Key Employee Stock Option Plan and allocated 1,000,000 shares to be restricted for options to be granted under the Plan. To date, no grants have been made under this plan.


     In February 1996, options were exercised for the purchase of 142,852 shares of Common Stock at prices ranging from $5.94 to $9.50 per share.

     During the nine months ended April 30, 1996, the Company issued 453,662 shares of its Common Stock as partial consideration for the purchases of several home health care companies. The Company holds 1,829,940 shares in escrow related to acquisitions as contingent shares to be released upon the development of future events, with such measurement dates from July 1996 to March 1998.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued

Note D - Subsequent Events

     During the period from May 1, 1996 to May 31, 1996, the Company paid cash of approximately $6,790,000 to purchase the net assets of five home health care companies based in Alabama, Colorado, Georgia, Oklahoma and Texas.

     Effective May 1, 1996 the Company adopted a 401(k) plan for the benefit of its employees. The Plan is a defined contribution plan with matching contributions to be made by the Company, subject to certain vesting requirements.

Note E - Pro Forma Condensed Combined Statements of Income

     The pro forma condensed combined statement of income for the year ended July 31, 1995 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1995 and May 31, 1996. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1995 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

     The pro forma condensed combined interim statement of income for the nine months ended April 30, 1996 was derived by adjusting the unaudited interim historical statement of income for the nine months ended April 30, 1996 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited interim historical statement of income of the Company for the nine months ended April 30, 1996. The entities acquired prior to April 30, 1996 are included in the Company's balance sheet as of April 30, 1996.

     The operations of any entities acquired subsequent to April 30, 1996 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to April 30, 1996 are not included in the Company's balance sheet as of April 30, 1996.

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

(a) Amortization on intangibles recorded in the combined acquisitions (amortized over various lives from 5 to 30 years).

(b) Additional net interest expense related to borrowings for cash paid to acquire combined entities; assumed borrowed on the first day of the respective periods presented.

(c) Adjustment to income tax expense for the tax expense relating to the net income as adjusted for the combined acquired entities. Income taxes are calculated on the basis that operations of the consolidated company could be combined as one company for federal income tax purposes at the actual historical rate for the period.

(d) Additional shares of the Company's Common Stock issued pursuant to the Agreements; assumed issued on the first day of the respective periods presented.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Pro Forma Condensed Combined Statement of Income

                                                                     FOR THE YEAR ENDED JULY 31, 1995
                                                  ------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                                       ROTECH MEDICAL                                      ROTECH MEDICAL
                                                  CORPORATION CONSOLIDATED    COMBINED                      CORPORATION
                                                         YEAR ENDED           ACQUIRED     PRO FORMA          COMBINED
                                                        JULY 31, 1995         ENTITIES    ADJUSTMENTS    PRO FORMA RESULTS
                                                  ------------------------------------------------------------------------
Operating revenue..............................         $134,111,458       $106,362,848                      $240,474,306
Cost and expenses..............................
    Cost of revenue............................           36,287,811         39,308,191                        75,596,002
    Selling, general and administrative........           66,477,381         52,595,859                       119,073,240
    Depreciation and amortization..............            9,565,238          2,011,776    $5,054,389(a)       16,631,403
    Interest...................................              835,462          1,105,346     5,416,156(b)        7,356,964
                                                        ------------        -----------    -----------       ------------
                                                         113,165,892         95,021,172    10,470,545         218,657,609
                                                        ------------        -----------    -----------       ------------
Income before income taxes.....................           20,945,566         11,341,676   (10,470,545)         21,816,697
Income tax expense.............................            7,800,800          2,628,048    (2,304,310)(c)       8,124,538
                                                        ------------        -----------    -----------       ------------
        Net income.............................         $ 13,144,766       $  8,713,628   $(8,166,235)       $ 13,692,159
                                                        ============       ============   ===========        ============
Net Income Per Share:
    Primary....................................                $0.64                                                $0.60
    Fully diluted..............................                $0.62                                                $0.59
Weighted average number of shares outstanding:
    Primary....................................           20,684,000                        2,168,160(d)       22,852,160
    Fully diluted..............................           21,054,378                        2,168,160(d)       23,222,538


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Pro Forma Condensed Combined Statement of Income

                                                                  FOR THE NINE MONTHS ENDED APRIL 30, 1996
                                                  ------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                                       ROTECH MEDICAL                                      ROTECH MEDICAL
                                                  CORPORATION CONSOLIDATED    COMBINED                      CORPORATION
                                                      NINE MONTHS ENDED       ACQUIRED     PRO FORMA          COMBINED
                                                       APRIL 30, 1996         ENTITIES    ADJUSTMENTS    PRO FORMA RESULTS
                                                  ------------------------------------------------------------------------
Operating revenue..............................         $179,566,243        $ 34,322,582                     $213,888,825
Cost and expenses..............................
    Cost of revenue............................           49,312,209          11,219,702                       60,531,911
    Selling, general and administrative........           86,602,076          17,684,189                      104,286,265
    Depreciation and amortization..............           17,501,895             782,384    $1,822,428(a)      20,106,707
    Interest...................................            3,098,014             415,030     1,900,565(b)       5,413,609
                                                        ------------       -------------    -----------       -----------
                                                         156,514,194          30,101,305     3,722,993        190,338,492
                                                        ------------       -------------    -----------       -----------
Income before income taxes.....................           23,052,049           4,221,277    (3,722,993)        23,550,333
Income tax expense.............................            8,356,368             409,934      (229,307)(c)      8,536,995
                                                        ------------       -------------    -----------       -----------
        Net income.............................         $ 14,695,681          $3,811,343   $(3,493,686)       $15,013,338
                                                        ============       =============   ===========        ===========
Net Income Per Share:
    Primary....................................                $0.60                                                $0.60
    Fully diluted..............................                $0.60                                                $0.59
Weighted average number of shares outstanding:
    Primary....................................           24,353,982                          768,934(d)       25,122,916
    Fully diluted..............................           24,679,950                          768,934(d)       25,448,884


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)-continued


Note C - Pro Forma Condensed Combined Statements of Income-continued

(a) Amortization on intangibles recorded in the combined acquisitions (amortized over various lives from 5 to 30 years).

(b) Additional net interest expense related to borrowings for cash paid to acquire combined entities; assumed borrowed on the first day of the respective periods presented.

(c) Adjustment to income tax expense for the tax expense relating to the net income as adjusted for the combined acquired entities. Income taxes are calculated on the basis that operations of the consolidated company could be combined as one company for federal income tax purposes at the actual historical rate for the period.

(d) Additional shares of the Company's Common Stock issued pursuant to the Agreements; assumed issued on the first day of the respective periods presented.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
For the Three Months Ended and Nine Months Ended April 30, 1996, and 1995

     Operating revenue for the three months ended April 30, 1996 increased 108% to $72,984,000 from $35,031,000 for the three months ended April 30, 1995. Operating revenue increased 90% to $179,566,000 for the nine months ended April 30, 1996 from $94,336,000 for the nine months ended April 30, 1995. This increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company has focused its acquisition and expansion efforts to develop the home respiratory and other home medical equipment line of business, yet employs a single sales force to market all products and services offered by the Company.

     Operating revenue for the home respiratory and other medical equipment grew to $57,730,000 for the three months ended April 30, 1996 from $22,123,000 for the three months ended April 30, 1995. This 161% increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations. The majority of the Company's acquisitions made during the nine months ended April 30, 1996 are primarily in this line of business.

     Operating revenue from home infusion therapy and other pharmacy-related products and services increased 12% to $9,850,000 for the three months ended April 30, 1996 from $8,811,000 for the three months ended April 30, 1995. Growth in this line of business should continue as the Company expands its referral bases and available products and services.

     Operating revenue from primary care physician services increased to $5,404,000 for the three months ended April 30, 1996 from $4,097,000 for the three months ended April 30, 1995. Growth in this line of business over the prior year is due to the Company's increased market penetration in the two regional markets where it operates.

     Cost of revenue as a percentage of operating revenue was 27.8% for the three months and 27.5% for the nine months ended April 30, 1996 compared to 26.3% for the three months and 27.2% for the nine months ended April 30, 1995. The addition of new entities coupled with changes in the product mix at existing locations causes this relationship to be subject to constant change. Consolidation of purchasing functions and purchasing power is an on-going task as the Company continues to acquire businesses with varied needs, strengths and product mixes. Selling, general and administrative expenses as a percentage of operating revenue decreased to 47.8% for the three months and 48.2% for the nine months ended April 30, 1996 from 51.1% and 50.3% for the respective periods in the prior year. Changes in the Company's mix of business affect these categories.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Depreciation and amortization expense increased to $17,502,000 for the nine months ended April 30, 1996 from $6,047,000 for the nine months ended April 30, 1995. This increase is attributable to the Company's purchases of intangible and fixed assets resulting from various acquisitions along with the additional fixed assets needed for the increased rentals of equipment.

     The Company incurred net interest expense of $3,098,000 for the nine months ended April 30, 1996 compared to net interest expense of $763,000 for the nine months ended April 30, 1995. The interest expense resulted from the Company borrowing monies to fund its acquisition program, which included approximately $115,000,000 borrowed between August 1, 1995 and April 30,
1996.

     Income tax expense was provided at a 36.3% effective rate for the nine months ended April 30, 1996, comparable to actual rates experienced in prior periods.

     As a result of the foregoing, net income increased 61% to $14,696,000 for the nine months ended April 30, 1996 from $9,146,000 for the nine months ended April 30, 1995.


Liquidity and Capital Resources

     At April 30, 1996, total current assets were $102,541,000 and total current liabilities were $138,065,000, resulting in negative working capital of $35,524,000. The Company's current ratio was 0.74 to 1.00 at April 30,
1996 compared to 1.40 to 1.00 at April 30, 1995. The decline in the current ratio is attributable to the Company carrying the entire balance of notes payable to banks of $124,684,000 as a current liability.

     During the nine months ended April 30, 1996, the Company generated cash of $17,926,000 from operating activities, primarily as a result of net income of $14,696,000, depreciation and amortization of $17,502,000 and the timing of purchases of and payments for operating items. As of April 30, 1996, the Company had borrowed $124,684,000 on its working capital line of credit of $150,000,000 to fund certain acquisitions. The Company's syndicated bank credit facility was expanded from $150,000,000 to $200,000,000 on June 4, 1996. The Company completed a $110,000,000 convertible subordinated debenture offering on May 30, 1996. The net proceeds were used to reduce outstanding indebtedness under the credit facility. Management believes the Company's credit capacity is sufficient for the projected growth of the Company.

     At April 30, 1996, net accounts receivable were $74,291,000 compared to $37,016,000 at April 30, 1995. The Company's days revenue outstanding on net accounts receivable were 92 days at April 30, 1996 compared to 95 days at April 30, 1995. Acquired receivables with no corresponding revenue account for approximately 9 days revenue outstanding on net accounts receivable at April 30, 1996.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Part II.       Other Information
- --------       -----------------

               Item 1.                 Legal proceedings
                                       NOT APPLICABLE

               Item 2.                 Changes in securities

                                       On May 21, 1996, the Company distributed a 100% Common Stock dividend to shareholders of record on April 30, 1996 to effect a 2-for-1 stock split

                                       On May 30, 1996, the Company completed an
                                       Offering of $110,000,000 of convertible
                                       subordinated debentures as described in
                                       the Form 8-K as filed with the Commission on June 13, 1996.

               Item 3.                 Defaults upon senior securities
                                       NOT APPLICABLE

               Item 4.                 Submission of matters to a vote
                                       of security holders
                                       NOT APPLICABLE

               Item 5.                 Other information
                                       NOT APPLICABLE

               Item 6.                 Exhibits and Reports on Form 8-K
                                       Current Reports on Form 8-K/A, Form 8-K
                                       and Form 8-K/A were filed on January 11, 1996, April 1, 1996 and May 31, 1996, respectively, indicating the acquisition of a significant aggregate of individually insignificant subsidiaries.

                                       Current Reports on Form 8-K were filed on May 17, 1996 and June 13, 1996 indicating the offering and sale of convertible subordinated debentures.

                                       Current Report on Form 8-K was filed on
                                       June 13, 1996 attaching the press release of the earnings announcement for the thrid quarter ended April 30, 1996.

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

                                       ROTECH MEDICAL CORPORATION
                                       a Florida Corporation


Dated: 06/14/96                             By: /s/ Rebecca R. Irish
       --------                                 ---------------------------
                                                Rebecca R. Irish, Treasurer
                                                and Chief Financial Officer