Form 10-Q/A
period 1996-04-30
ROTECH MEDICAL CORP
filed 1996-06-21
CIK 771142

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


                                                               Common Stock                      Additional
                                                           --------------------    Treasury       Paid-in        Retained
                                                             Shares      Amount      Stock        Capital        Earnings
                                                                                  (Unaudited)
                                                           ----------------------------------------------------------------
Balance, August 1, 1994                                    19,009,540    $3,818    $(814,535)   $ 64,518,168    $19,613,012

Issuance of Common Stock in acquisition of subsidiaries       464,470        93                    3,742,960

Issuance of Common Stock pursuant to Employee Stock
  Compensation Plan and exercise of related put                38,536         8                      230,210

Net income for the nine months ended April 30, 1995                                                               9,146,349
                                                           ----------    ------    ---------    ------------    -----------
Balance, April 30, 1995                                    19,512,546    $3,919    $(814,535)   $ 68,491,338    $28,759,361
                                                           ==========    ======    =========    ============    ===========

Balance, August 1, 1995                                    22,843,642    $4,586    $(814,535)   $118,029,198    $32,439,271

Issuance of Common Stock in acquisition of subsidiaries       299,816        60                    3,018,853

Issuance of Common Stock pursuant to Employee Stock
  Compensation Plan                                            38,170         8                      256,292

Issuance of Common Stock pursuant to exercise of
  stock options                                               114,000        22                    1,215,590

Issuance, repurchase and retirement of Common
  Stock pursuant to exercise of stock options
  and related put options                                                                                          (138,597)

Net income for the nine months ended April 30, 1996                                                              14,695,681
                                                           ----------    ------    ---------    ------------    -----------
Balance, April 30, 1996                                    23,295,628    $4,676    $(814,535)   $122,519,933    $46,996,353
                                                           ==========    ======    =========    ============    ===========


           See notes to condensed consolidated financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows


                                                                      Nine Months Ended
                                                                    April 30,    April 30,
                                                                      1996         1995
                                                                         (Unaudited)
                                                                ---------------------------
Net Cash Provided by Operating Activities                        $17,925,633  $  8,994,845

Investing Activities
     Purchases of property and equipment                         (20,869,030)   (9,465,837)
     Changes in advances and deposits                             (1,820,791)     (171,939)
     Payments for acquisition of net assets, net of cash
        acquired                                                (105,532,796)  (20,549,694)
                                                                ------------  -------------
          Net Cash Used in Investing Activities                 (128,222,617)  (30,187,470)

Financing Activities
     Net proceeds from long-term debt and notes payable          114,704,024    23,399,000
     Proceeds from issuance of Common Stock                          925,094       268,370
     Repurchase of Common Stock                                     (418,351)     (418,380)
                                                                ------------  -------------
          Net Cash Provided by Financing Activities              115,210,767    23,248,990
                                                                ------------  -------------

          Increase in Cash                                         4,913,783     2,056,365
          Cash at Beginning of Period                                577,283       331,681
                                                                ------------  -------------
          Cash at End of Period                                 $  5,491,066  $  2,388,046
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

                                                                     FOR THE YEAR ENDED JULY 31, 1995
                                                  ------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                                       ROTECH MEDICAL                                      ROTECH MEDICAL
                                                  CORPORATION CONSOLIDATED    COMBINED                      CORPORATION
                                                         YEAR ENDED           ACQUIRED     PRO FORMA          COMBINED
                                                        JULY 31, 1995         ENTITIES    ADJUSTMENTS    PRO FORMA RESULTS
                                                  ------------------------------------------------------------------------
Operating revenue..............................         $134,111,458       $106,362,848                      $240,474,306
Cost and expenses..............................
    Cost of revenue............................           36,287,811         39,308,191                        75,596,002
    Selling, general and administrative........           66,477,381         52,595,859                       119,073,240
    Depreciation and amortization..............            9,565,238          2,011,776    $5,054,389(a)       16,631,403
    Interest...................................              835,462          1,105,346     5,416,156(b)        7,356,964
                                                        ------------        -----------    -----------       ------------
                                                         113,165,892         95,021,172    10,470,545         218,657,609
                                                        ------------        -----------    -----------       ------------
Income before income taxes.....................           20,945,566         11,341,676   (10,470,545)         21,816,697
Income tax expense.............................            7,800,800          2,628,048    (2,304,310)(c)       8,124,538
                                                        ------------        -----------    -----------       ------------
        Net income.............................         $ 13,144,766       $  8,713,628   $(8,166,235)       $ 13,692,159
                                                        ============       ============   ===========        ============
Net Income Per Share:
    Primary....................................                $0.64                                                $0.60
    Fully diluted..............................                $0.63                                                $0.59
Weighted average number of shares outstanding:
    Primary....................................           20,684,000                        2,168,160(d)       22,852,160
    Fully diluted..............................           20,984,000                        2,168,160(d)       23,152,160


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


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended and Nine Months Ended April 30, 1996 and 1995

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Part II.       Other Information
- --------       -----------------

               Item 1.                 Legal proceedings
                                       NOT APPLICABLE

               Item 2.                 Changes in securities

                                       On May 21, 1996, the Company distributed a 100% Common Stock dividend to shareholders of record on April 30, 1996 to effect a 2-for-1 stock split.

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

                                       Current Report on Form 8-K was filed on
                                       June 13, 1996 attaching the press release of the earnings announcement for the third quarter ended April 30, 1996.

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


Dated: 06/21/96                             By: /s/ Rebecca R. Irish
       --------                                 ---------------------------
                                                Rebecca R. Irish, Treasurer
                                                and Chief Financial Officer