Form 10-K
period 1996-07-31
ROTECH MEDICAL CORP
filed 1996-10-29
CIK 771142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended July 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ________________
                        Commission File Number 0-14003


                          ROTECH MEDICAL CORPORATION
            (Exact name of Registrant as specified in its charter)



           Florida                                      59-2115892
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification Number)
 incorporation or organization)

4506 L.B. McLeod Road, Suite F
  Orlando, Florida     32811
----------------------------------------
(Address of Principal Executive Offices)


Registrant's telephone number, including area code:    (407) 841-2115

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common Stock, par value $.0002 per share
--------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   ----

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price per share, as of October 21, 1996, was $419,662,667.

On October 21, 1996, RoTech Medical Corporation had 25,434,101 shares of its $.0002 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to security holders, in connection with the annual meeting of shareholders to be held on December 9, 1996, are incorporated into Part III.

                          ROTECH MEDICAL CORPORATION

                            FORM 10-K ANNUAL REPORT

                        Fiscal Year Ended July 31, 1996




PART I:                                                                             PAGE

Item 1   Business .................................................................  3
Item 2   Properties ............................................................... 12
Item 3   Legal Proceedings ........................................................ 12
Item 4   Submission of Matters to a Vote of Security Holders ...................... 12

PART II:

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters .... 12
Item 6   Selected Financial Data .................................................. 13
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................... 13
Item 8   Financial Statements and Supplementary Data .............................. 16
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................... 16

ITEM III:

Item 10  Directors and Executive Officers of the Registrant ....................... 16
Item 11  Executive Compensation ................................................... 16
Item 12  Security Ownership of Certain Beneficial Owners and Management ........... 17
Item 13  Certain Relationships and Related Transactions ........................... 17

PART IV:

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......... 17


                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     RoTech Medical Corporation ("RoTech" or the "Company") provides comprehensive home health care and primary care physician services, principally to patients in non-urban areas. RoTech operated 366 home health care locations and 24 primary care physician practices, employing 29 physicians as of July 31, 1996, and has subsequently acquired an additional 31 home health care locations. The Company's home health care business provides a diversified range of products and services, with emphasis on respiratory and home infusion therapies. RoTech has pursued an aggressive acquisition strategy since 1988 which included in fiscal 1996 acquisitions of 145 locations of smaller home health care companies and the opening of 20 new locations. Current industry estimates indicate that approximately half of the nation's home health care industry remains fragmented and is run by either single operators or small, local chains. These smaller providers are RoTech's main competition and main acquisition opportunities. The Company plans to continue to enter new home health care markets through acquisition or start-up as competitive and pricing pressures encourage consolidation and economies of scale. In January 1994, the Company expanded this strategy to include the acquisition of primary care physician practices in certain markets to enable the ultimate development of an integrated primary health care delivery system capable of providing a broad range of non-institutional care to patients in these markets. The Company believes this system will facilitate managed care concepts and pricing in these markets, where managed care currently has little penetration, and should prevent the outmigration of the non-urban population to urban health care facilities and service providers. The Company's revenues have grown from $37 million for the fiscal year ended July 31, 1992 to $263 million for the fiscal year ended July 31, 1996.

     Recent data suggests that there is a shortage of health care services in non-urban markets. According to the United States Census Bureau, in 1990 non-urban areas of the United States accounted for roughly 25% of the national population, or approximately 62 million people. However, according to the American Medical Association, just 11% of physicians, or approximately 75,000 physicians, practice in non-metropolitan markets. This data indicates that rural markets are underserved, and suggests that there may be opportunities for improvement in access to primary care physicians, as well as specialty services. The Company believes that these needs result in significant opportunities for companies such as RoTech, which can attract, retain and network physicians in non-urban settings while offering ancillary services such as home health care, to become a full-service non-institutional based primary health care provider.

OPERATING AND EXPANSION STRATEGY

     RoTech was founded in 1981 to provide home respiratory and home medical equipment products and services to patients in Florida. With its founders' roots in pharmacy and pharmaceutical sales, the Company's marketing directive has always been to consult with primary care physicians in utilizing home health care techniques, products and services for their patient base. Counseling these physicians as to disease management leads to earlier identification and treatment of patients, enhancing the patient's quality of life and longevity. The Company has not targeted specialists, as their patients are more acute and since specialists have historically been tied to the hospital systems which results in higher hospitalizations. RoTech's philosophy and practice is to assist primary care physicians to identify patients prior to hospitalization and prior to an acuity level that would require utilizing a specialist.

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

REIMBURSEMENT FOR SERVICES

     A substantial percentage of RoTech's revenue is attributable to third-party payors, including private insurers, Medicare and, to a lesser extent, Medicaid. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, to produce fully and properly documented claims, and to obtain timely reimbursements by third-party payors. The Company has developed distinct billing and collection departments for Medicare and Medicaid reimbursements and for private insurance company claims which are supported by customized computer systems. These departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. Reimbursement from the Medicare program as a percentage of RoTech's total operating revenue approximated 48% for fiscal 1996, 49% for fiscal 1995, and 35% for fiscal 1994.

     RoTech has achieved increased operating revenue in home respiratory and other medical equipment operations despite increased regulation and corresponding reimbursement reductions. While increased regulation tends to reduce the amount of reimbursement from government sources for individual cases, the Company believes the continued increased regulation also benefits the Company by reducing the competition from joint ventures and fee revenue sharing arrangements, which the Company has historically avoided.

     The Company's levels of operating revenue and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating reduced contract pricing. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefitted from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. Changes in reimbursement policies by third-party payors, or the reduction in or elimination of such reimbursement programs, could have a material adverse impact on the Company's revenues. Various state and federal health reform initiatives may lead to additional changes in reimbursement programs.

PRODUCTS AND SERVICES


HOME HEALTH CARE PRODUCTS AND SERVICES

  HOME RESPIRATORY THERAPY AND EQUIPMENT

     RoTech provides a variety of home respiratory therapy products and services on a monthly rental or sale basis. Home respiratory therapy and equipment represented 42% of the Company's revenues for fiscal 1996. RoTech focuses on serving patients of primary care physicians with chronic pulmonary diseases in their pre-acute stages. Early identification and retention of these patients at the primary care level reduces the cost of health care and should improve the quality of life of the patients and their families. RoTech also enjoys patient retention post-hospitalization at the patient's or physician's request and does not rely on referrals of patients by hospital discharge planners or case managers. Overall home respiratory market revenues were approximately $1.6 billion in 1993.

     The Company's home respiratory care product line includes oxygen concentrators, portable and home liquid oxygen systems, nebulizers, and ventilator care. Oxygen concentrators extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply of oxygen, are not ambulatory and who do not require excessive flow rates. Liquid oxygen systems store oxygen under pressure in a liquid form. The liquid oxygen is stored in a stationary unit that can be easily refilled at the patient's home and can be used to fill a portable device that permits greatly enhanced patient mobility. Nebulizers are devices which aerosolize medications, allowing them to be inhaled directly into the patient's lungs. Ventilator therapy is used for the individual that suffers from respiratory failure by mechanically assisting the individual to breathe. The Company provides technicians who deliver and/or install the respiratory care equipment, instruct the patient and caregivers in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment.

  HOME MEDICAL EQUIPMENT AND SUPPLIES

     RoTech provides a full line of equipment and supplies of home medical equipment and supplies for convalescents, including custom pieces required for rehabilitation patients. Home medical equipment and supplies represented 35% of the Company's revenues for fiscal 1996. Provision of home medical equipment enables the Company to provide a ''one-stop shopping'' presence in its non-urban markets, which is required for full patient service satisfaction. These products are provided on a monthly rental or sale basis and include wheelchairs, hospital beds, walkers, patient lifts, orthopedic supplies, catheters, syringes and bathroom aids.

  HOME INFUSION THERAPY AND OTHER PHARMACY RELATED PRODUCTS AND SERVICES

     Home infusion therapy involves the administration of antibiotics, nutrients or other medications intravenously, intramuscularly, subcutaneously or through a feeding tube. The Company focuses on providing home infusion therapy to patients prior to or in lieu of hospitalization, which generally offers significant cost savings and preferable logistics for patients, their families and caregivers over hospital-based treatments. RoTech believes that its marketing methods of consulting with primary care physicians on home infusion therapies and the continuing evolution of related technological advances should enable further growth of this portion of the business. Focus on the referring primary care physician facilitates the identification of patients requiring sub-acute antibiotic treatments, which constitute 39% of the home infusion therapy market. Home infusion therapies accounted for 16% of RoTech's revenues for fiscal 1996, which includes the following types:

     Antibiotic Therapy (The majority of the Company's home infusion therapy revenues)--Antibiotic therapy requires the infusion of antibiotic drugs into the patient's bloodstream to treat infections and diseases, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the lining around the heart), wound infections, infections associated with HIV/AIDS, and infections of the kidneys and urinary tract. Antibiotics are generally believed to be more effective when infused directly into the bloodstream than when taken orally. These treatments can be prescribed by primary care physicians, are short-term in nature and recur occasionally.

     Enteral Nutrition Therapy--Enteral nutrition therapy is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or because they are otherwise unable to be fed orally. As with total parenteral nutrition therapy, enteral nutrition therapy is often administered over a long period.

     Pain Management and Chemotherapy--Pain management therapy is the administration of pain controlling drugs to terminally or chronically ill patients and is often administered in conjunction with intravenous chemotherapy. Chemotherapy is the continuous or intermittent intravenous administration of anti-cancer drugs. Chemotherapy generally is administered periodically for several weeks or months.

     Total Parenteral Nutrition Therapy--Total parenteral nutrition (TPN) therapy involves the intravenous feeding of nutrients to patients with impaired digestive tracts due to gastrointestinal illnesses or conditions, due to underlying conditions including cancer or HIV/AIDS. TPN is usually longer in duration than other forms of infusion therapy, and can be lifelong.

     Other Therapies. Other therapies and services include therapies such as congestive heart failure therapy, hydration therapy and related nursing services.

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

PRIMARY CARE PHYSICIANS' PRACTICES

     RoTech believes that acquisitions of primary care physician practices in its service areas present substantial opportunities. The Company believes that it will be able to increase the profitability of the individual practices through economies of scale and greater efficiencies, and that its centralized billing and reimbursement functions will typically result in lower costs per claim and quicker reimbursement. Based upon its many years of marketing to primary care physicians, RoTech believes that the additional training and responsibility of certain key personnel in a practice, typically a nurse, result in more efficiency and allow physicians to spend more time practicing medicine. Not only does this increased efficiency boost profitability, it also usually results in greater physician satisfaction. In a medical practice owned by RoTech, RoTech has the opportunity to instill the philosophy of patient retention whereby primary care physicians can help patients maintain control over their health care expenditures. The Company believes this increases the profitability of the primary care physician practice and reduces the total amount of money spent to treat a patient with no reduction in the overall level of care. RoTech currently provides home health care products and services to the patients of more than 2,000 primary care physicians. The Company believes that many of these physicians could ultimately become part of RoTech through its acquisitions of such practices. Physician practice revenue currently represents 7% of the Company's total revenues.

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

     The Company is subject to government audits of its Medicare and Medicaid reimbursement claims and has not, to date, experienced any material loss as a result of any such government audits. Under existing federal law, the knowing and willful offer or payment of any remuneration (including any kickback, bribe or rebate) of any kind to another person to induce the referral of Medicare or Medicaid beneficiaries for whom medical supplies and services may be reimbursed by the Medicare or Medicaid programs is prohibited and could subject the parties to such an arrangement to substantial criminal and civil penalties, including exclusion from participation in these programs, for Medicare or Medicaid fraud. The Office of Inspector General of the Department of Health and Human Services ("OIG") has promulgated regulatory "safe harbors" that describe certain practices and business arrangements that comply with Medicare and Medicaid regulations. The OIG and law enforcement authorities have recently increased their investigatory efforts to determine whether various business practices constitute remuneration for, or to induce, referrals. Certain states have also passed statutes and regulations that prohibit payments for referral of patients. These laws vary significantly from state to state. The result of legislative and regulatory efforts is an extra compliance challenge and, therefore, risk. The Company has been aware that the OIG has made certain informal inquiries related to payments received by the Company in the late 1980's. The OIG submitted its findings to the United States Attorney for the Middle District of Florida, which elected in May, 1995, to file a civil suit, Case No. 95-558-CIV-ORL-18, in which it contends that Medicare made some unspecified amount of payments to the Company for respiratory care services to certain Florida patients by mistake in part of 1987, in 1988, and in 1989. The civil suit seeks repayment of the monies allegedly paid by mistake. While the Company is confident that it was at all times in compliance with all material Medicare requirements, and believes that all payments it received were made correctly and not by mistake, the Company seeks an amicable resolution of the issues involved in the civil suit in order to save time and potential litigation expenses. However, if the matter is not amicably resolved, the Company intends to mount a vigorous defense. The potential financial exposure of the Company in the civil suit is unknown.

     The Company received an inquiry from the Medicaid Department of the State of Mississippi and subsequently received a subpoena from the OIG concerning the Company's 1994 cost report for its Mississippi Rural Health Clinics. The Company is cooperating fully with such inquiries. There has been no statement of issues or particular concerns given the Company sufficient to permit the Company to determine the extent of financial exposure, if any. The Company is not aware of any material error in the one year's cost report under inquiry, following consultation with its outside consultant, who also assisted in the preparation and filing of the 1994 cost report. If any adjustments occur, such would likely relate only to Mississippi physician clinics for 1994.

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

     The Company's acquisitions of primary care physician practices are structured to attempt to comply with federal and state law restrictions on business relationships between the Company and persons who may be in a position to refer patients to the Company for the provision of health care related items or services. Accordingly, the Company endeavors to undertake such acquisitions in a manner where the consideration offered and paid is consistent with fair market value in arms-length transactions and is not determined in a manner that takes into account the volume or value of any referrals or business that might otherwise be generated between the Company and the physician whose practice is to be acquired and for which payment may be made under Medicare or Medicaid. While the Company believes that its acquisitions do not entail any form of unlawful remuneration, there can be no assurances that enforcement authorities will not attempt to construe the consideration exchanged in certain acquisition transactions as entailing unlawful remuneration and to challenge such transactions on such or another basis.

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

     Health care is an area of extensive and dynamic regulatory change.
Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules recently was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries. There can be no assurances that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. Further, each area of medical care is subject to scrutiny and revision as to the amount of reimbursement which is reasonable. Any reduction in reimbursement in those goods and services provided by the Company would have a direct effect on gross revenues of the Company. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its industry or business.

     Pursuant to federal legislation (commonly known as "Stark II") enacted as part of The Omnibus Budget Reconciliation Act of 1993, and effective January 1, 1995, physicians are prohibited from making referrals to entities in which they (or immediate family members) have an investment interest or compensation arrangement, where such referral is for any "designated health service" covered by Medicare/Medicaid, including parenteral and enteral nutrients, equipment and supplies, and home health services. Ownership by a physician of investment securities in a publicly-held corporation with stockholders' equity exceeding $75 million at the end of the corporation's most recent fiscal year or on average during the previous three fiscal years is exempt from the investment prohibition if the securities are traded on the New York, American or a regional stock exchange, or The Nasdaq National Market. Exemptions from the compensation arrangement prohibition include (i) amounts paid by an employer to a physician pursuant to a bona fide employment relationship meeting specified requirements, including payments being unrelated to referrals and consistent with the fair market value of the services provided and (ii) other personal service arrangements if certain requirements are met, including that compensation be paid over the term of a written agreement with a term of one year or more, be set in advance, not exceed fair market value, and be unrelated to referrals. While RoTech intends to structure its acquisitions and operations to comply with Stark II, there can be no assurance that future interpretations of that law will not require structural and organizational modifications of the Company's existing relationships with physicians, nor can assurance be given that present or future relationships between the Company and physicians will be found to be in compliance with such law.

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

     The Company currently has in force various liability insurance policies, with total coverage limits of $26 million in total limits for liabilities arising out of all operations, except employed physicians. These policies contain various levels of deductibles and self-insured retentions. They provide the Company protection against claims alleging bodily injury or property damage arising out of the Company's operations, including home health care, but excluding the Company's employed physicians. The Company has in force, with respect to physicians employed by the Company, individual professional liability insurance policies, with coverage limits ranging from $250,000 per occurrence to

$1 million per occurrence, and ranges from $750,000 in the aggregate annually to $3 million in the aggregate annually. The Company's insurance policies are subject to annual renewal.

ITEM 2.  PROPERTIES
-------------------

     The Company leases all of its offices and facilities. The Company's corporate headquarters is currently located in a 25,300 square foot warehouse/office building located at 4506 L.B. McLeod Road, Suite F, Orlando, Florida 32811, leased by the Company for a 5 year period ending September 30, 2000 at a current rate of $3.40 per square foot with utilities, taxes and insurance being the financial responsibility of the Company.

     In addition to its corporate headquarters, the Company and its subsidiaries lease office facilities for its 389 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. From the above locations, the Company operates 34 pharmacies. The Company will consider opening additional pharmacies as business in each area dictates.

     The Company's office facilities vary in size from approximately 200 to 6,000 square feet. The total space leased for these offices is approximately 904,797 square feet at an average price of $8.54 per square foot. All of such office space is leased pursuant to cancelable operating leases.

     Management believes that its office and warehouse facilities are suitable and adequate for its planned needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is from time to time involved in various legal proceedings. Although the Company does not believe that any currently pending proceeding will materially and adversely affect the Company, there can be no assurance that any current or future proceeding will not have a material adverse affect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report



                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

The information required by this item is set forth under the heading "Prices of Common Stock" on page 30 of the Company's Annual Report to shareholders for the fiscal year ended July 31, 1996, and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is set forth under the heading "Selected Consolidated Financial Data" on Page 25 of the Company's Annual Report to the Shareholders for the fiscal year ended July 31, 1996, and is hereby incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATION
         ------------

RESULTS OF OPERATIONS

The following table presents the percentage of certain items relative to total operating revenue:


                                                                   Year Ended July 31
                                                                -------------------------
                                                                1996      1995       1994
                                                                ----      ----       ----

OPERATING REVENUE:
  Home respiratory therapy and equipment ..................       41.9%     42.2%    58.1(a)%
  Home medical equipment and supplies .....................       35.0      24.1      (a)
  Home infusion therapy and other pharmacy relate
    products and services .................................       15.8      25.0     35.7
  Physician practices .....................................        7.3       8.7      6.2
                                                                 -----     -----    -----
Total Operating Revenue                                          100.0%    100.0%   100.0%


COST AND EXPENSES:
  Cost of revenue ........................................        27.0      27.1     24.4
  Selling, general and administrative ....................        48.4      49.6     50.2
  Depreciation and amortization ..........................        10.1       7.1      7.5
  Interest ...............................................         2.0       0.6      0.1
                                                                 -----     -----    -----
Total Cost and Expenses ..................................        87.5      84.4     82.2
                                                                 -----     -----    -----
Income before income taxes ...............................        12.5      15.6     17.8
Income tax expense .......................................         4.7       5.8      6.5
                                                                 -----     -----    -----
Net Income ...............................................         7.8%      9.8%    11.3%
                                                                 =====     =====    =====

----------
(a) A breakout of home respiratory therapy and equipment revenues and home medical equipment and supplies as a percentage of total revenue was not available for the year ended July 31, 1994. All revenue related to these two product lines has been presented as "home respiratory therapy and equipment."

FOR THE FISCAL YEARS ENDED JULY 31, 1996 AND 1995

     Operating revenue increased 96% to $263.0 million for the fiscal year ended July 31, 1996 ("fiscal 1996") from $134.1 million for the fiscal year ended July 31, 1995 ("fiscal 1995"). The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. During fiscal 1996, the Company added 165 home care locations and operated 366 home care locations in 28 states as of July 31, 1996. The Company continues to employ a single sales force to maintain and develop both the home respiratory therapy, other medical equipment, home infusion therapy and other pharmacy related lines of business.

     Operating revenue from home respiratory therapy and equipment increased 95% to $110.1 million for fiscal 1996 from $56.5 million for fiscal 1995. Operating revenue from home medical equipment and supplies increased 185% to $92.1 million for fiscal 1996 from $32.3 million for fiscal 1995. The increases in these two product lines were due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1995 and 1996. The majority of the Company's acquisitions are of businesses that operate primarily in these two product lines.

     Operating revenue from home infusion therapy and pharmacy related services increased 24% to $41.5 million for fiscal 1996 from $33.6 million for fiscal 1995. Growth in this line of business should continue as the Company expands its service areas.

     Operating revenue from physician practices increased 65% to $19.4 million for fiscal 1996, from $11.7 million for fiscal 1995. The Company currently owns 24 physician practices and employs 29 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue yet decline as a percentage of operating revenue as the Company continues to acquire home health care operations.

     Cost of revenue as a percentage of operating revenue decreased to 27.0% for fiscal 1996 from 27.1% for fiscal 1995 due to changes in the product mix in the last year resulting from mid-year fiscal 1995 and fiscal 1996 acquisitions. Selling, general and administrative expenses as a percentage of operating revenue reduced to 48.4% for fiscal 1996 from 49.6% for fiscal 1995, as the revenue base has grown faster than the Company's costs. Changes in the Company's mix of business also affect these categories. For example, physician practices have no cost of revenue and all expenses are of a selling, general and administrative nature.

     Depreciation and amortization expense increased 177% to $26.5 million for fiscal 1996 from $9.6 million for fiscal 1995. Depreciation and amortization expense as a percentage of operating revenue was 10.1% for fiscal 1996 and 7.1% for fiscal 1995. The dollar increase was attributable to the Company's purchase of fixed and intangible assets resulting from various acquisitions and the fixed assets needed for the increased rentals of equipment. All acquisitions in fiscal 1996 were accounted for by the purchase method for acquisitions.

     Interest expense, net of interest income, increased to $5.2 million for fiscal 1996 from $835,000 for fiscal 1995. This increase resulted from the Company borrowing monies to fund certain acquisitions along with the issuance of the Convertible Subordinated Debentures on June 1, 1996.

     Income tax expense was provided at a 37.5% effective rate, compared to 37.2% the prior fiscal 1995.

     Net income for fiscal 1996 was $20.6 million, a 56.4% increase over the $13.1 million for fiscal year 1995. Net income per share on a fully diluted basis increased 30.2% to $0.82 for fiscal 1996 compared to $0.63 for fiscal 1995. The weighted average number of shares on a fully diluted basis increased 20.1% to 25.2 million at July 31, 1996 from 21.0 million at July 31, 1995, primarily as a result of the May 1995 public stock offering and shares issued in conjunction with certain acquisitions.


FOR THE FISCAL YEARS ENDED JULY 31, 1995 AND 1994

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

     Operating revenue from home respiratory therapy and equipment and home medical equipment and supplies increased 113.7% to $88.8 million for fiscal 1995 from $41.6 million for fiscal 1994. The increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1994 and 1995. The majority of the Company's acquisitions are of businesses that operate primarily in these two product lines.

     Operating revenue from home infusion therapy and pharmacy related services increased 31.6% to $33.6 million for fiscal 1995 from $25.5 million for fiscal 1994. Growth in this line of business should continue as the Company expands both its service areas and available products and services.

     Operating revenue from physician practices represented 8.7% of total operating revenue for fiscal 1995, compared to 6.2% for fiscal 1994. At July 31, 1995 the Company owned 20 physician practices and employed 26 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue yet decline as a percentage of operating revenue as the Company continues to acquire mostly home health care operations.

     Cost of revenue as a percentage of operating revenue increased to 27.1% for fiscal 1995 from 24.4% for fiscal 1994 due to changes in the product mix in the last year resulting from mid-year fiscal 1994 and fiscal 1995 acquisitions. Selling, general and administrative expenses as a percentage of operating revenue remained relatively stable at 49.6%, down from 50.2% for fiscal 1994 as the revenue base has grown faster than the Company's costs. Selling, general and administrative expenses included a net gain from the sale of an other asset. The gain resulted from years of operational expenses flowing through the income statements rather than being capitalized. The net gain was offset by increased bad debt expense, resulting in no net impact on selling, general and administrative expenses and no impact on earnings from the gain. Management took the opportunity provided by the gain to improve its overall long-term financial position. Changes in the Company's mix of business also affect these categories. For example, physician practices have not cost of revenue and all expenses are of selling, general and administrative natures.

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

     Net income for fiscal 1995 was $13.1 million, a 62.0% increase over the $8.1 million for fiscal 1994. Net income per share on a fully diluted basis increased 26% to $0.63 for fiscal 1995 compared to $0.50 for fiscal 1994. The weighted average number of shares on fully diluted basis increased 28.8% to 21.0 million on July 31, 1995 from 16.3 million at July 1994, primarily as a result of the March 1994 and May 1995 public stock offerings and shares issued in conjunction with certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1996, total current assets were $112.5 million and total current liabilities were $76.5 million, resulting in working capital of $36.0 million. The Company's current ratio was 1.47 to 1 at July 31, 1996 compared to
3.20 to 1 at July 31, 1995. Net trade accounts receivable increased $41.2 million in fiscal 1996, or 98%. This increase is attributable to acquisitions of the net assets of many home health care companies during the year and the 96% increase in operating revenue over the prior year. As a result, the Company's days revenue outstanding on net accounts receivable decreased to 92 days at July 31, 1996 from 98 days at July 31, 1995. Acquired receivables remaining outstanding account for approximately 16 days revenue outstanding at July 31, 1996 compared to 10 days revenue outstanding at July 31, 1995.

     Current liabilities increased $57.6 million in fiscal 1996, or 305%, as an additional $42 million was borrowed on the syndicated bank line of credit. The balance of the change was due to the timing of payments to vendors.

     During fiscal 1996, the Company generated cash of $37.5 million from operating activities primarily as a result of net income of $20.6 million along with non-cash expenses of $31.4 million. Advances on the syndicated bank line of credit were utilized to fund acquisitions and internal expansion. During fiscal 1996, the Company spent $146.6 million to acquire various home health care companies and $29.6 million to purchase property and equipment, primarily rental equipment, for operational needs. The Company has been financing its revenue growth and increased working capital requirements with positive net cash provided by operating activities and short-term borrowings.

     On June 1, 1996, the Company issued $110,000,000 aggregate principal amount of 5 1/4% Convertible Subordinated Debentures ("Debentures"). Upon receipt, the proceeds were used to reduce the syndicated bank line of credit. The Debentures are due 2003 with interest payable on June 1 and December 1, commencing December 1, 1996. The debentures do not provide for a sinking fund. The Debentures are convertible into Common Stock of the Company at any time after the 60th day following the date of original issuance of the Debentures and at or before maturity at a conversion price of $26.25 per share, subject to adjustment in certain events, plus accrued interest. The Debentures are redeemable at the option of the Company, in whole or in part, but not before June 4, 1999. The Company's ability to repurchase the Debentures is dependent upon the Company's having sufficient funds and may be limited by the terms of the Company's senior indebtedness or the subordination provisions of the related indenture.

     As of July 31, 1996, the Company had a syndicated bank line of credit of $200 million, with approximately $127.6 million available for future borrowing, as of October 21, 1996. The syndicated bank line of credit carries a negative pledge on all Company assets, is payable on demand and provides for interest rates, at the Company's election, of LIBOR plus .70% or a Bankers' Acceptance rate plus 0.75%. The syndicated bank line of credit requires compliance by the Company with certain financial and negative covenants, including a restriction on dividends. As of July 31, 1996 the Company was in compliance with all covenants contained in the credit facility. Management believes that its credit capacity and cash flow from operations, will be sufficient for the Company's projected growth in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements:
---------------------

The information required by this item is set forth on page 1 through 31 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and is hereby incorporated by reference.

Selected Quarterly Consolidated Financial Data:
-----------------------------------------------

The supplementary financial information is set forth on page 30 on the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not Applicable



                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, pages 3 and 4, "ELECTION OF DIRECTORS". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 7, 1996.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, page 4, "Executive Compensation," and page 5, "Key Man Life Insurance." Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 7, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, pages 1 and 2, "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 7, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, page 5, "Certain Related Transactions". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 7, 1996.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


     (a)  Documents filed as part of this report:

      1. Financial Statements: The audited consolidated balance sheets of the Registrant and subsidiaries as of July 31, 1996 and July 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows of the Registrant and subsidiaries for the three fiscal years ended July 31, 1996, are set forth on pages 1 through 31 of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1996, which statements are incorporated in this report by reference.

      2. Financial Statement Schedules. The following Financial Statement Schedule for the fiscal years ended July 31, 1996, 1995 and 1994 is set forth under the heading "Financial Statement Schedule" on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996 and is hereby incorporated by reference.

          Schedule II   Valuation and Qualifying Accounts
                        for the fiscal years ended July 31,
                        1996, 1995 and 1994

          All other schedules are omitted because they are not required, are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)  3.   Exhibits.  The exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1996.
     --------------------------------------------------------------

     The Company filed a Current Report on Form 8-K dated May 7, 1996. The Current Report discussed that the Registrant, through itself and its wholly-owned subsidiaries purchased an aggregate of individually insignificant businesses, as defined per Regulation S-X Rule 3-05. The individually insignificant businesses were acquired during the period November 15, 1995 to April 1, 1996, for an approximate aggregate purchase price of $58 million. The acquisitions of the following businesses comprise the mathematical majority of the aggregate of individually insignificant businesses: Physician Management Group, Inc., Rhema, Inc., Respiratory Home Care, Inc., CP02, Inc., National Home Care, Inc., Murray Medical, Inc. and Roth Medical Inc.; that provide home health care products and services through its locations in Texas, Louisiana, Tennessee, Utah, Colorado, Georgia, Pennsylvania, and Florida; that the Registrant intends to continue the business as acquired; that the Sellers had no material relationship with Registrant prior to the acquisition; that the price was based on comparable purchases in the home health care industry, type and timing of consideration to be paid and arms-length negotiations between the two parties. The Company filed a current report on Form 8-KA dated June 4, 1996 to provide the required financial statements of the acquired companies reported under Form 8-K dated May 7, 1996. The Company filed a current report on Form 8-K dated May 17, 1996 announcing the Company's intention to offer a new issue of $100 million of Convertible Subordinated Debentures due 2003.

                               Index to Exhibits

Except as otherwise indicated, the following Exhibits are incorporated by reference as a part of this Report on Form 10-K:


Exhibit                                                                                         Sequentially
Number                        Description                                                       Numbered Page


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


 4.1  Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's
      Registration Statement No. 33-8711 of Form S-1.)
 4.2  Indenture dated as of June 1, 1996, between the Company and PNC Bank, Kentucky, Inc.
      (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
      No. 333-10915 on Form S-3).
10.1  Form of Registrant's 1986 Incentive Stock Option Plan. (Incorporated by reference to
      Exhibit 10.5 to the Company's Registration Statement No. 33- 8711 of Form S-1.)
10.2  Amended and Restated Revolving Credit and Line of Credit Agreement, dated June 4, 1996, by and among RoTech Medical Corporation, and SunTrust Bank, Central Florida, National
      Association, individually and as Agent, NationsBank of Florida, N.A., NBD Bank,
      PNC Bank, Kentucky, Inc., Barnett Bank of Central Florida, N.A. and Cooperatieve
      Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, to be
      filed by amendment.
10.3  Form of Registrant's Incentive Compensation Plan (Incorporated by reference to Exhibit
      10.3 to the Company's Registration Statement No. 33-41097 of Form S-2.)
10.4  Form of Registrant's Restricted Stock Plan for Non-Employee Directors (Incorporated by
      reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.)
10.5  Form of Registrant's July 9, 1993 Stock Option Plan, (Incorporated by reference to
      Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended July
      31, 1994.)
10.6  Form of Registrant's Amended Restricted Stock Plan for Non-Employee Directors (Incorporated
      by reference to Exhibit 10.6 to the Company's Annual Report in Form 10-K for the fiscal year ended July 31, 1995.)
10.7  RoTech Medical Corporation 1996 Key Employee Stock Option Plan, filed herewith.
11.0  Computation of Earnings Per Share, filed herewith.
13.1  Annual report to security holders, filed herewith.
22.1  Subsidiaries of Registrant, filed herewith.

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

                                       Date:  October 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                      TITLE                                                    DATE
------------------------------------------------------------------------------------------------------------------------------------

/s/ William P. Kennedy         Chief Executive Officer; and Director                                         October 29, 1996
---------------------------
WILLIAM P. KENNEDY

/s/ Stephen P. Griggs          President, Assistant Secretary, Chief Operating Officer; and Director         October 29, 1996
---------------------------
STEPHEN P. GRIGGS

/s/ Janet L. Ziomek            Vice President - Finance                                                      October 29, 1996
---------------------------
JANET L. ZIOMEK

/s/ William A. Walker II       Secretary, and Director                                                       October 29, 1996
---------------------------
WILLIAM A. WALKER II

---------------------------    Director                                                                      October 29, 1996
JACK T. WEAVER

---------------------------    Director
LEONARD E.WILLIAMS                                                                                           October 29, 1996


/s/ Rebecca R. Irish           Treasurer; Assistant Secretary, Principal Financial and
---------------------------    Accounting Officer; and Chief Financial Officer                               October 29, 1996
REBECCA R. IRISH
