Form 10-K/A
period 1996-07-31
ROTECH MEDICAL CORP
filed 1996-11-08
CIK 771142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


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

                          ROTECH MEDICAL CORPORATION

                           FORM 10-K/A ANNUAL REPORT

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


     The Company's office facilities vary in size from approximately 200 to 6,000 square feet. The total space leased for these offices is approximately 904,797 square feet at an average price of $8.54 per square foot. All of such office space is leased pursuant to operating leases.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not Applicable



                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, pages 3 and 4, "ELECTION OF DIRECTORS". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 8, 1996.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


Information concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, page 4, "Executive Compensation," and page 5, "Key Man Life Insurance." Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 8, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, pages 1 and 2, "PRINCIPAL HOLDERS OF VOTING SECURITIES". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 8, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


Information concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement dated November 8, 1996 for the annual meeting of shareholders to be held on December 9, 1996, page 5, "Certain Related Transactions". Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than November 8, 1996.

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

10.2  Amended and Restated Revolving Credit and Line of Credit Agreement, dated June 4, 1996, by and among RoTech Medical Corporation, and SunTrust Bank, Central Florida, National
      Association, individually and as Agent, NationsBank of Florida, N.A., NBD Bank,
      PNC Bank, Kentucky, Inc., Barnett Bank of Central Florida, N.A. and Cooperatieve
      Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch,
      filed herewith.
10.3  Form of Registrant's Incentive Compensation Plan (Incorporated by reference to Exhibit
      10.3 to the Company's Registration Statement No. 33-41097 of Form S-2.)
10.4  Form of Registrant's Restricted Stock Plan for Non-Employee Directors (Incorporated by
      reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.)
10.5  Form of Registrant's July 9, 1993 Stock Option Plan, (Incorporated by reference to
      Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended July
      31, 1994.)
10.6  Form of Registrant's Amended Restricted Stock Plan for Non-Employee Directors (Incorporated
      by reference to Exhibit 10.6 to the Company's Annual Report in Form 10-K for the fiscal year ended July 31, 1995.)

10.7  RoTech Medical Corporation 1996 Key Employee Stock Option Plan
      (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.)

11.0  Computation of Earnings Per Share (Incorporated by reference to Exhibit
      11.0 to the Company's Annual Report on Form 10-K for the fiscal year ended
      July 31, 1996.)

13.1  Annual report to security holders, filed herewith.


22.1 Subsidiaries of Registrant (Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July
      31, 1996.)

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

                                       Date:  November 8, 1996

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



         SIGNATURE                                      TITLE                                                    DATE
------------------------------------------------------------------------------------------------------------------------------------

/s/ William P. Kennedy         Chief Executive Officer; and Director                                         November 8, 1996
---------------------------
WILLIAM P. KENNEDY

/s/ Stephen P. Griggs          President, Assistant Secretary, Chief Operating Officer; and Director         November 8, 1996
---------------------------
STEPHEN P. GRIGGS

/s/ Janet L. Ziomek            Vice President - Finance                                                      November 8, 1996
---------------------------
JANET L. ZIOMEK

/s/ William A. Walker II       Secretary, and Director                                                       November 8, 1996
---------------------------
WILLIAM A. WALKER II

---------------------------    Director                                                                      November 8, 1996
JACK T. WEAVER

---------------------------    Director
LEONARD E.WILLIAMS                                                                                           November 8, 1996


/s/ Rebecca R. Irish           Treasurer; Assistant Secretary, Principal Financial and
---------------------------    Accounting Officer; and Chief Financial Officer                               November 8, 1996
REBECCA R. IRISH
