Form 10-Q
period 1996-10-31
ROTECH MEDICAL CORP
filed 1996-12-16
CIK 771142

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER PERIOD ENDED OCTOBER 31, 1996
                                  ----------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    -----------

                        Commission File Number 0-14003
                                               -------


                          ROTECH MEDICAL CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified on its Charter)


         Florida                                                 59-2115892
-----------------------------                               -------------------
  (State of jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)


4506 L.B. McLeod Road, Suite F, Orlando, Florida              32811
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (407) 841-2115
---------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ----    ----

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of December 13, 1996: 25,527,734

Index

                                                                         PAGE
                                                                         ----
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets,  Interim at
           October 31, 1996 and Year End at July 31, 1996                  1

           Condensed Consolidated Interim Statements of Income
           for the Three Months Ended October 31, 1996 and 1995            2

           Condensed Consolidated Interim Statements of Shareholders'
           Equity for the Three Months Ended October 31, 1996 and 1995     3

           Condensed Consolidated Interim Statements of Cash Flows
           for the Three Months Ended October 31, 1996 and 1995            4

           Notes to Condensed Consolidated Interim Financial Statements    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9

Part II.   Other Information                                              11

Signature                                                                 12

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                              October 31        July 31
                                                                 1996             1996
                                                              (Unaudited)
                                                             -----------------------------
                         ASSETS
Current Assets:
  Cash                                                       $  5,269,882     $  6,438,760
  Accounts Receivable:
    Trade, less allowance for contractual adjustments
      and doubtful accounts                                    98,847,563       83,486,610
    Other                                                       4,410,389        2,583,756
  Income Taxes Receivable                                       1,494,220        3,883,830
  Inventories                                                  16,453,581       15,191,011
  Prepaid expenses                                                764,437          884,437
                                                             ------------     ------------
    Total Current Assets                                      127,240,072      112,468,404

Other Assets:
  Intangible assets, less accumulated amortization            192,356,948      168,101,082
  Other assets                                                  3,887,147        8,630,288
                                                             ------------     ------------
                                                              196,244,095      176,731,370

Property and equipment, less accumulated depreciation          93,294,395       85,414,544
                                                             ------------     ------------
Total Assets                                                 $416,778,562     $374,614,318
                                                             ============     ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, accrued expenses and other liabilities   $ 27,699,560     $ 24,406,107
  Notes payable to banks                                       81,846,389       52,055,008
                                                             ------------     ------------
    Total Current Liabilities                                 109,545,949       76,461,115

Deferred Income Taxes                                          13,456,155       11,831,155
Convertible Subordinated Debentures                           110,000,000      110,000,000
Redeemable Common Stock                                         2,216,937        1,646,933

Shareholders' Equity:
  Common Stock, par value $.0002 per share,
    50,000,000 shares authorized, 23,393,086 shares
    at October 31, 1996 and 23,303,586 shares
    at July 31, 1996 issued and outstanding                         4,687            4,669
  Treasury stock, at cost                                        (814,535)        (814,535)
  Additional paid-in capital                                  123,290,292      122,757,377
  Retained earnings                                            59,079,077       52,727,604
                                                             ------------     ------------
                                                              181,559,521      174,675,115
                                                             ------------     ------------
Total Liabilities and Shareholders' Equity                   $416,778,562     $374,614,318
                                                             ============     ============

Note: The consolidated balance sheet at July 31, 1996 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income

                                                       Three Months Ended
                                                   October 31       October 31
                                                      1996             1995
                                                           (Unaudited)
                                                   ---------------------------
Operating revenue                                  $90,307,483     $45,119,179

Cost and expenses:
  Cost of revenue                                   24,304,599      12,247,877
  Selling, general and administrative               44,311,483      21,648,847
  Depreciation and amortization                      9,009,516       3,897,523
  Interest expense                                   2,429,912         440,963
                                                   -----------     -----------
                                                    80,055,510      38,235,210
                                                   -----------     -----------
Income before income taxes                          10,251,973       6,883,969

Income tax expense                                   3,900,500       2,560,836
                                                   -----------     -----------
          Net Income                               $ 6,351,473     $ 4,323,133
                                                   ===========     ===========

Net Income per share
   Primary                                         $      0.25     $      0.18
   Fully diluted                                   $      0.25     $      0.18

Weighted Average Number of Shares Outstanding
   Primary                                          25,547,000      23,646,000
   Fully diluted                                    25,858,000      24,381,000


See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity


                                                 Common Stock            Treasury         Additional
                                         ---------------------------       Stock            Paid-in          Retained
                                             Shares         Amount      (Unaudited)         Capital          Earnings
                                         --------------------------------------------------------------------------------
Balance, August 1, 1995                    22,843,642       $4,586      $(814,535)        $118,029,198      $32,439,271

Issuance of Common Stock in
       acquisition of subsidiaries              3,632            2                              42,646

Issuance of Common Stock pursuant
       to Employee Stock Compensation
       Plan                                    22,060            4                             157,946
Net income for the three months
       ended October 31, 1995                                                                                 4,323,133
                                         ------------       ------     ---------          ------------      -----------

Balance, October 31, 1995                  22,869,334       $4,592     $(814,535)         $118,229,790      $36,762,404
                                         ============       ======     =========          ============      ===========


Balance, August 1, 1996                    23,303,586       $4,669     $(814,535)         $122,757,377      $52,727,604

Issuance of Common Stock in
       acquisition of subsidiaries             37,700            7                             401,122

Issuance of Common Stock pursuant
       to Employee Stock Compensa-
       tion Plan                                1,800            1                              20,786

Issuance of Common Stock pursuant
       to exercise of stock options            50,000           10                             111,007

Net income for the three months
       ended October 31, 1996                                                                                 6,351,473
                                         ------------       ------     ---------          ------------      -----------
Balance, October 31, 1996                  23,393,086       $4,687     $(814,535)         $123,290,292      $59,079,077
                                         ============       ======     =========          ============      ===========

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows

                                                                             Three Months Ended
                                                                         October 31         October 31
                                                                            1996               1995
                                                                                   (Unaudited)
                                                                         ------------------------------

Net Cash Provided by Operating Activities                              $  7,719,894        $  6,536,734

Investing Activities
     Purchases of property and equipment                                 (3,865,229)         (3,858,309)
     Changes in advances and deposits                                      (480,004)           (827,364)
     Payments for acquisition of net assets, net of cash
         acquired                                                       (34,560,547)        (39,769,257)
                                                                       ------------        ------------
               Net Cash Used in Investing Activities                    (31,185,886)        (44,454,930)
               Proceeds from issuance of Common Stock                       225,627

Financing Activities
     Net proceeds from notes payable                                     29,791,381          40,114,215
     Proceeds from issuance of Common Stock                                 225,627
                                                                       ------------        ------------
               Net Cash Provided by Financing Activities                 30,017,008          40,114,215
                                                                       ------------        ------------

         Increase (Decrease) in Cash                                     (1,168,878)          2,196,019
         Cash at Beginning of Period                                      6,438,760             577,283
                                                                       ------------        ------------
         Cash at End of Period                                         $  5,269,882        $  2,773,302
                                                                       ============        ============

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

The condensed consolidated interim balance sheet as of October 31, 1996 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months ended October 31, 1996 and 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated audited financial statements as of and for the year ended July 31, 1996. The results of operations for the interim period are not necessarily indicative of the results which may be expected for an entire year.

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

     In September 1996, options were exercised for the purchase of 50,000 shares of Common Stock at a price of $5.94 per share.

     During the three months ended October 31, 1996, the Company issued 176,470 shares of its Common Stock as partial consideration for the purchases of the net assets or outstanding stock of several home health care companies. The Company holds 1,809,372 shares in escrow related to acquisitions as contingent shares to be released upon the development of future events, with such measurement dates from January 1997 to September 1998.

Note C - Subsequent Events

     During the period from November 1, 1996 to December 13, 1996, the Company issued 201,000 shares of its common stock valued at approximately $3,028,000 and paid cash of approximately $14,336,000 to purchase the net assets or outstanding stock of thirteen home health care companies based in Georgia, Idaho, Iowa, Kentucky, Mississippi, Oklahoma, South Carolina, Texas and Washington.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements - Continued (Unaudited)

Note D - Pro Forma Condensed Combined Statements of Income

     The pro forma condensed combined statement of income for the year ended July 31, 1996 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1996 and November 30, 1996. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1996 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

     The pro forma condensed combined interim statement of income for the three months ended October 31, 1996 was derived by adjusting the unaudited interim historical statement of income for the three months ended October 31, 1996 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited interim historical statement of income of the Company for the three months ended October 31, 1996. The entities acquired prior to October 31, 1996 are included in the Company's balance sheet as of October 31, 1996.

     The operations of any entities acquired subsequent to October 31, 1996 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to October 31, 1996 are not included in the Company's balance sheet as of October 31, 1996.

     The pro forma condensed combined interim statements of income were prepared as if the purchases and sales had occurred on the first day of the respective periods presented. The pro forma condensed combined interim statements of income presented are not necessarily indicative of the results of operations that might have occurred had such transactions been completed as of the date specified or of the results of operations of the Company and its subsidiaries for any future period.

     No changes in operating revenue and expenses have been made to reflect the results of any modification to operations that might have been made had the Agreements been consummated on the aforesaid assumed effective date for purposes of presenting pro forma results. The pro forma condensed combined interim statements of income include amortization of goodwill as if the Agreements had been completed on the assumed effective date referred to above.

     The pro forma condensed combined interim statements of income should be read in conjunction with the audited consolidated financial statements and related notes thereto.

(a) Amortization on intangibles recorded in the combined acquisitions (amortized over various lives from 5 to 25 years).

(b) Additional interest expense related to borrowings for cash paid to acquire combined entities; assumed borrowed on the first day of the respective periods presented.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements - Continued (Unaudited)

Note D - Pro Forma Condensed Combined Interim Statements of Income - Continued

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


                                                                      FOR THE YEAR ENDED JULY 31, 1996
                                        --------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                                                                                                 ROTECH MEDICAL
                                          ROTECH MEDICAL                                                           CORPORATION
                                           CORPORATION                                                              COMBINED
                                         CONSOLIDATED YEAR             COMBINED              PRO FORMA              PRO FORMA
                                        ENDED JULY 31, 1996       ACQUIRED ENTITIES         ADJUSTMENTS              RESULTS
                                        -------------------       -----------------        -------------         --------------
Operating revenue                           $263,029,963             $37,959,585                                  $300,989,548
Cost and expenses:
  Cost of revenue                             71,012,877              12,358,955                                    83,371,832
  Selling, general and administrative        127,357,013              19,044,336                                   146,401,349
  Depreciation and amortization               26,519,480               1,265,509            $2,547,985(a)           30,332,974
  Interest                                     5,228,318                 559,377             3,394,043(b)            9,181,738
                                            ------------             -----------           -----------           -------------
                                             230,117,688              33,228,178             5,942,028             269,287,894
                                            ------------             -----------           -----------           -------------
Income before income taxes                    32,912,275               4,731,407            (5,942,028)             31,701,654
Income tax expense                            12,356,500                  79,231              (547,611)(c)          11,888,120
                                            ------------             -----------           -----------           -------------
       Net income                           $ 20,555,775             $ 4,652,176           $(5,394,417)           $ 19,813,534
                                            ============             ===========           ===========           =============
Net income per share:
  Primary                                           $.83                                                                 $0.79
  Fully diluted                                     $.82                                                                 $0.78
Weighted average number of shares
  outstanding:
  Primary                                     24,657,000                                       349,921(d)           25,006,921
  Fully diluted                               25,206,000                                       349,921(d)           25,555,921


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements - Continued (Unaudited)

Note D - Pro Forma Condensed Combined Interim Statements of Income - Continued

                                                        FOR THE THREE MONTHS ENDED OCTOBER 31, 1996
                                        ---------------------------------------------------------------------------
                                                                       (Unaudited)
                                         ROTECH MEDICAL                                              ROTECH MEDICAL
                                           CORPORATION                                                 CORPORATION
                                        CONSOLIDATED THREE                                              COMBINED
                                           MONTHS ENDED           COMBINED          PRO FORMA           PRO FORMA
                                           OCT. 31 1996       ACQUIRED ENTITIES    ADJUSTMENTS           RESULTS
                                        ------------------    -----------------    -----------       --------------
Operating revenue                           $90,307,483           $5,393,548                           $95,701,031
Cost and expenses:
  Cost of revenue                            24,304,599            1,681,988                            25,986,587
  Selling, general and administrative        44,311,483            2,882,381                            47,193,864
  Depreciation and amortization               9,009,516              192,359         $ 407,642 (a)       9,609,517
  Interest                                    2,429,912               86,646           516,298 (b)       3,032,856
                                            -----------           ----------         ---------         -----------
                                             80,055,510            4,843,374           923,940          85,822,824
                                            -----------           ----------         ---------         -----------
Income before income taxes                   10,251,973              550,174          (923,940)          9,878,207
Income tax expense                            3,900,500                4,048          (200,221)(c)       3,704,327
                                            -----------           ----------         ---------         -----------
    Net income                              $ 6,351,473           $  546,126         $(723,719)        $ 6,173,880
                                            ===========           ==========         =========         ===========
Net income per share:
  Primary                                   $       .25                                                $      0.24
  Fully diluted                             $       .25                                                $      0.24
Weighted average number of
 shares outstanding:
  Primary                                    25,547,000                                349,921 (d)      25,896,921
  Fully Diluted                              25,858,000                                349,921 (d)      26,207,921

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
For the Three Months Ended October 31, 1996 and 1995

Operating revenue for the three months ended October 31, 1996 increased to $90,307,000 from $45,119,000 for the three months ended October 31, 1995. This 100% increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company employs a single sales force to maintain and develop the home respiratory, home medical equipment and home infusion therapy and other pharmacy related lines of business.

Operating revenue for the home respiratory line of business grew to $39,645,000 for the three months ended October 31, 1996 from $20,207,000 for the three months ended October 31, 1995. Operating revenue for the home medical equipment line of business increased to $31,325,000 for the three months ended October 31, 1996 from $12,250,000 for the three months ended October 31, 1995. These increases were due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1996.

Operating revenue from home infusion therapy and other pharmacy-related products and services increased 50% to $13,634,000 for the three months ended October 31, 1996 from $9,066,000 for the three months ended October 31, 1995. Growth in this line of business should continue as the Company has expanded its number of pharmacy locations in the past 6 months.

Operating revenue from primary care physician services increased 59% to $5,703,000 for the three months ended October 31, 1996 from $3,596,000 for the three months ended October 31, 1995. Growth in this line of business is due to the Company's increased market penetration in the two regional markets where it operates.

Cost of revenue as a percentage of operating revenue decreased to 26.9% from 27.1% for the same period due to changes in the Company's combined product mix and improvement in its purchasing power in the last year. Selling, general and administrative expenses as a percentage of operating revenue increased to 49.1% for the three months ended October 31, 1996 from 48.0% for the three months ended October 31, 1995. Changes in the Company's mix of business affect these categories.

Depreciation and amortization expense increased to $9,010,000 for the three months ended October 31, 1996 from $3,898,000 for the three months ended October 31, 1995. This increase is attributable to the Company's purchase of intangible and fixed assets resulting from various acquisitions along with the additional fixed assets needed for the increased rentals of equipment.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company incurred net interest expense of $2,430,000 for the three months ended October 31, 1996 compared to net interest expense of $441,000 for the three months ended October 31, 1995. The primary increase in interest expense resulted from the issuance of the 5.25% debentures in May 1966 as well as from the Company borrowing monies to fund its acquisition program. Interest on the 5.25% debentures was $1,444,000 for three months ended October 31, 1996 and interest related to other borrowings was approximately $986,000 for the same period.

Income tax expense was provided at a 38% effective rate, comparable to actual rates experienced in prior periods. As a result of the foregoing, net income increased 47% to $6,351,000 for the three months ended October 31, 1996 from $4,323,000 for the three months ended October 31, 1995. Primary and fully diluted net income per share increased 39% to $0.25 for the quarter ended October 31, 1996 compared to $0.37 for the same period in fiscal 1995. The weighted average number of shares increased 8% to 25,547,000 at October 31, 1996 from 23,646,000 at October 31, 1995. The fully diluted weighted average number of shares increased 6% to 25,858,000 at October 31, 1996 from 24,381,000 at October 31, 1995. This increase is primarily a result of shares issued in conjunction with certain acquisitions.

Liquidity and Capital Resources

At October 31, 1996, total current assets were $127,240,000 and total current liabilities were $109,546,000, resulting in working capital of $17,694,000. The Company's current ratio was 1.16 to 1 at October 31, 1996 compared to 1.47 to 1 at July 31, 1996. The decrease in the current ratio is the result of the increased debt attributable to first quarter acquisitions.

During the three months ended October 31, 1996, the Company generated cash of $7,720,000 from operating activities, primarily as a result of net income of $6,351,000, depreciation and amortization of $9,010,000 and the timing of purchases of and payments for operating items. As of October 31, 1996, the Company had borrowed $81,846,000 on its working capital line of credit of $200 million to fund certain acquisitions. Approximately $100,317,000 was available for borrowing at December 13, 1996. Management believes the Company's credit capacity is sufficient for the projected growth of the Company.

At October 31, 1996, net accounts receivable were $98,848,000 compared to $83,486,610 at July 31, 1996. The Company's days revenue outstanding on net accounts receivable were 99 days at October 31, 1996 compared to 92 days at July 31, 1996. This increase is attributed to acquired receivables with no corresponding revenue accounting for approximately 19 days revenue outstanding on net accounts receivable at October 31, 1996 as compared to 16 days at July 31, 1996.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

Part II.  Other Information
--------  -----------------

          Item 1.   Legal proceedings
                    NOT APPLICABLE

          Item 2.   Changes in securities
                    NOT APPLICABLE

          Item 3.   Defaults upon senior securities
                    NOT APPLICABLE

          Item 4.   Submission of matters to a vote
                    of security holders

                    The annual meeting of shareholders was held on December 9, 1996. William P. Kennedy, Stephen P. Griggs, William A. Walker II, Leonard E. Williams and Jack T. Weaver were elected as directors.

          Item 5.   Other information
                    NOT APPLICABLE

          Item 6.   Exhibits and Reports on Form 8-K
                    NOT APPLICABLE

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROTECH MEDICAL CORPORATION
                                     a Florida Corporation


Dated:  December 16, 1996               By:  /s/ Rebecca R. Irish
                                            ----------------------------------
                                             Rebecca R. Irish, Treasurer
                                             and Chief Financial Officer