Form 10-Q
period 1997-01-31
ROTECH MEDICAL CORP
filed 1997-03-18
CIK 771142

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER PERIOD ENDED JANUARY 31, 1997
                                              ----------------

                                       OR

       ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    ---------------

                            Commission File Number
                                    0-14003
                             ---------------------



                         ROTECH  MEDICAL  CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified on its Charter)


        Florida                                          59-2115892
---------------------------                -------------------------------------
(State of jurisdiction of                      (I.R.S. Employer Identification
 incorporation or                                            No.)
 organization)

4506 L.B. McLeod Road, Suite F, Orlando, Florida           32811
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (407) 841-2115
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
YES   X    NO
   ------    ------

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of March 10, 1997: 25,860,783

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Index
                                                                      PAGE
                                                                      ----
Part I.           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance
                  Sheets,  Interim at January 31,
                  1997 and Year End at July 31, 1996                     1


                  Condensed Consolidated Interim
                  Statements of Income for the
                  Three Months and Six Months Ended
                  January 31, 1997 and 1996                              2


                  Condensed Consolidated Interim
                  Statements of Shareholders'
                  Equity for the Six Months Ended
                  January 31, 1997 and 1996                              3


                  Condensed Consolidated Interim
                  Statements of Cash Flows for the
                  Six Months Ended January 31, 1997
                  and 1996                                               4


                  Notes to Condensed Consolidated                        5
                  Interim Financial Statements

Item 2.           Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                             10


Part II.          Other Information                                     13

Signature                                                               14

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                          January 31       July 31
                                                            1997             1996
                                                        -----------------------------
                     ASSETS                              (Unaudited)
Current Assets:
    Cash                                                $  3,440,224    $ 6,438,760

    Accounts Receivable:
      Trade, less allowance for
      contractual adjustments and                         98,010,717     83,486,610
      doubtful accounts

      Other                                                3,758,427      3,468,193
    Inventories                                           17,996,518     15,191,011
    Income taxes receivable                                               3,883,830
                                                        ------------   ------------
      Total Current Assets                               123,205,886    112,468,404

Property and equipment, less accumulated depreciation    102,019,542     85,414,544
Intangible assets, less accumulated amortization         227,148,828    168,101,082
Other assets                                               5,062,353      8,630,288
                                                        ------------   ------------
                                                        $457,436,609   $374,614,318
                                                        ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, accrued
      expenses and other liabilities                    $ 20,268,854   $ 24,330,808
     Notes payable to banks                              116,954,675     52,055,008
     Deferred income taxes                                   105,799         75,299
                                                         -----------   ------------
       Total Current Liabilities                         137,329,328     76,461,115

Deferred Income Taxes                                     15,303,218     11,831,155

Convertible Subordinated Debentures                      110,000,000    110,000,000

Redeemable Common Stock                                    3,148,878      1,646,933

Shareholders' equity:
    Common Stock, par value $.0002
      per share, 50,000,000
      shares authorized, 23,624,666
      shares in 1997 and
      23,303,586 in 1996 issued and
      outstanding                                              4,733         4,669

    Treasury stock, at cost                                 (814,535)      (814,535)
    Additional paid-in capital                           126,110,490    122,757,377
    Retained earnings                                     66,354,497     52,727,604
                                                        ------------   ------------
                                                         191,655,185    174,675,115
                                                        ------------   ------------
                                                        $457,436,609   $374,614,318
                                                        ============   ============


Note: The consolidated balance sheet at July 31, 1996 has been condensed from the audited financial statements at that date.

See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income

                                                           Three Months Ended           Six Months Ended
                                                         January 31    January 31    January 31    January 31
                                                           1997          1996          1997          1996
                                                        -------------------------------------------------------
                                                                  (Unaudited)            (Unaudited)
Operating revenue                                       $97,835,317   $61,463,199  $188,142,800  $106,582,378

Cost and expenses:
    Cost of revenue                                      26,308,334    16,782,626    50,612,933    29,030,503
    Selling, general and administrative                  46,367,256    30,091,030    90,678,739    51,739,877
                                                        -----------   -----------  ------------  ------------


Income before interest, taxes,
  depreciation and amortization                          25,159,727    14,589,543    46,851,128    25,811,998
                                                        -----------   -----------  ------------  ------------
    Depreciation and amortization                        10,307,198     5,864,991    19,316,714     9,762,514
    Interest                                              3,135,106       895,758     5,565,018     1,336,721
                                                        -----------   -----------  ------------  ------------

Income before income taxes                               11,717,423     7,828,794    21,969,396    14,712,763

Income tax expense                                        4,442,003     2,897,599     8,342,503     5,458,435
                                                        -----------   -----------  ------------  ------------

    Net income                                          $ 7,275,420   $ 4,931,195  $ 13,626,893  $  9,254,328
                                                        ===========   ===========  ============  ============
Net Income per Share:
    Primary                                                   $0.28         $0.20         $0.52  $       0.38
    Fully diluted                                             $0.27         $0.20         $0.51  $       0.37

Weighted Average Number
 of Shares Outstanding:
    Primary                                              26,432,054    24,488,814    25,989,312    24,445,104
    Fully diluted                                        30,944,238    25,204,005    30,496,314    24,793,020


See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity


                                              Common Stock                    Additional
                                        -----------------------   Treasury      Paid-In       Retained
                                             Shares     Amount     Stock        Capital       Earnings
                                        ---------------------------------------------------------------
                                                                    (Unaudited)
Balance, August 1, 1995                   22,843,642   $4,586   $(814,535)  $118,029,198   $32,439,271

Issuance of Common Stock in acquisition
 of subsidiaries                             239,848       48                  2,441,273


Issuance of Common Stock pursuant
 to Employee Stock
 Compensation Plan                            28,060        6                    198,618

Net income for the six months
 ended January 31, 1996                                                                      9,254,328
                                          ----------    ------  ---------   ------------   -----------

Balance, January 31, 1996                 23,111,550    $4,640  $(814,535)  $120,669,089   $41,693,599
                                          ==========    ======  =========   ============   ===========




Balance, August 1, 1996                   23,303,586    $4,669  $(814,535)  $122,757,377   $52,727,604

Issuance of Common Stock in
   acquisition of subsidiaries               261,407        52                 3,041,488

Issuance of Common Stock pursuant
   to exercise of stock options               50,000        10                   182,280


Issuance of Common Stock pursuant to
   Employee Stock
   Compensation plan                           9,673         2                   129,345


Net income for the six months ended
   January 31, 1997                                                                         13,626,893
                                          ----------    ------  ---------   ------------   -----------

Balance, January 31, 1997                 23,624,666    $4,733  $(814,535)  $126,110,490   $66,354,497
                                          ==========    ======  =========   ============   ===========



See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows

                                                                             SIX MONTHS ENDED
                                                                JANUARY 31                     JANUARY 31
                                                                    1997                           1996
                                                              ----------------------------------------------
                                                                                (Unaudited0

Net Cash Provided by Operating Activities                      $ 13,934,013                   $  6,389,754

Investing Activities
    Purchases of property and equipment                         (21,742,726)                   (11,915,906)
    Advances and deposits                                          (140,719)                    (1,236,080)
    Payments for acquisition of net assets and
     assumption of liabilities, net of cash
     acquired                                                   (60,174,398)                   (80,486,888)

                                                               ------------                   ------------
        Net Cash Used in Investing Activities                   (82,057,843)                   (93,638,874)

Financing Activities
    Net proceeds from long-term debt and notes
     payable                                                     64,899,667                     90,219,176
    Proceeds from issuance of Common Stock                          225,627
                                                               ------------                   ------------
        Net Cash Provided by Financing Activities                65,125,294                     90,219,176
                                                               ------------                   ------------


     Increase (Decrease) in Cash                               (  2,998,536)                     2,970,056
     Cash at Beginning of Period                                  6,438,760                        577,283
                                                               ------------                   ------------
     Cash at End of Period                                     $  3,440,224                   $  3,547,339
                                                               ============                   ============




See notes to condensed consolidated interim financial staetments.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

The condensed consolidated interim balance sheet as of January 31, 1997 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the three months and six months ended January 31, 1997 and 1996 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

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

During the six months ended January 31, 1997, the Company issued 261,407 shares of its Common Stock as partial consideration for the purchase of several home health care companies. The Company holds 1,850,322 shares in escrow related to acquisitions as contingent shares to be released upon the development of future events, with such measurement dates from March 1,1997 to December 31, 1998.

During the six months ended January 31, 1997, options were granted to certain employees for the purchase of 360,000 shares of Common Stock at prices ranging from $13.875 to $18.00 per share subject to the terms stated in the Company's Stock Option Plans.

Note C - Subsequent Events

During the period from February 1, 1997 through February 28, 1997, the Company completed the acquisitions of the net assets or stock of 16 companies in 14 states, using a combination of $21,684,000 cash and 85,692 shares of its Common Stock.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements-Continued
(UNAUDITED)

NOTE D - Pro Forma Condensed Combined Statements of Income - Continued

                                                                                 FOR THE YEAR ENDED JULY 31, 1996
                                                                   --------------------------------------------------------------
                                                                                         (UNAUDITED)
                                                                                                                   ROTECH MEDICAL
                                                                       ROTECH                                       CORPORATION
                                                                       MEDICAL      COMBINED                          COMBINED
                                                                    CORPORATION     ACQUIRED     PRO FORMA           PRO FORMA
                                                                    CONSOLIDATED    ENTITIES    ADJUSTMENTS           RESULTS
                                                                    -------------  -----------  -----------         -------------
Operating revenue                                                    $263,029,963  $57,353,260                       $320,383,223
Cost and expenses:
     Cost of revenue                                                   71,012,877   17,662,310                         88,675,187
     Selling, general and administrative                              127,357,013   28,985,366                        156,342,379
                                                                     ------------  -----------                       ------------
Income before interest, taxes,
      depreciation and amortization                                    64,660,073   10,705,584                         75,365,657
                                                                     ------------  -----------  -----------          ------------
     Depreciation and amortization                                     26,519,480    2,052,468    3,485,762   (a)      32,057,710
     Interest                                                           5,228,318      597,123    4,959,014   (b)      10,784,455
                                                                     ------------  -----------  -----------          ------------

Income before income taxes                                             32,912,275    8,055,993   (8,444,776)           32,523,492
Income tax expense                                                     12,356,500       96,239     (256,430)  (c)      12,196,309
                                                                     ------------  -----------  -----------          ------------

          Net income                                                 $ 20,555,775  $ 7,959,754  $(8,188,346)         $ 20,327,183
                                                                     ============  ===========  ===========          ============


Net income per share:
     Primary                                                         $       0.83                                    $       0.81
     Fully diluted                                                   $       0.82                                    $       0.79
Weighted average number of shares
     Outstanding:
     Primary                                                           24,657,000                   391,686   (d)      25,048,686
     Fully diluted                                                     25,206,000                   391,686   (d)      25,597,686

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements-Continued
(Unaudited)

Note D - Pro Forma Condensed Combined Statements of Income - Continued

                                                    FOR THE SIX MONTHS ENDED JANUARY 31, 1997
                                       --------------------------------------------------------------------------
                                                                   (UNAUDITED)
                                                                                                   ROTECH
                                                                                                   MEDICAL
                                          ROTECH                                                 CORPORATION
                                          MEDICAL              COMBINED                            COMBINED
                                        CORPORATION            ACQUIRED           PRO FORMA        PRO FORMA
                                        CONSOLIDATED           ENTITIES          ADJUSTMENTS       RESULTS
                                     -------------------------------------------------------------------------

Operating revenue                       $188,142,800          $13,689,584                         $201,832,384

Cost and expenses:                                 0
     Cost of revenue                      50,612,933            3,808,356                           54,421,289
     Selling, general and
      administrative                      90,678,739            7,121,629                           97,800,368
                                        ------------          -----------                         ------------
Earnings before interest, taxes,
  depreciation and amortization           46,851,128            2,759,599                           49,610,727
                                        ------------          -----------                         ------------
     Depreciation and amortization        19,316,714              532,822        888,354   (a)      20,737,890
     Interest                              5,565,018              115,419      1,264,374   (b)       6,944,811
                                        ------------           ----------     ----------           -----------
Income before income taxes                21,969,396            2,111,358     (2,152,728)           21,928,026
Income tax expense                         8,342,503                9,718       (129,211)  (c)       8,223,010
                                        ------------           ----------     ----------           -----------
          Net income                    $ 13,626,893          $ 2,101,640    ($2,023,517)         $ 13,705,016
                                        ============          ===========    ===========          ============

Net income per share:
     Primary                                   $0.52                                                     $0.52
     Fully diluted                             $0.51                                                     $0.51

Weighted average number of shares
      outstanding:
     Primary                              25,989,312                             391,686   (d)      26,380,998
     Fully diluted                        30,496,314                             391,686   (d)      30,888,000


ROTECH MEDICAL CORPORATION AND SUBSIDIAIRES
-----------------------------------------------------------------------------
Notes to condensed Consolidated Interim Fiancial Statements
(Unaudited)-Continued



Note D - Pro Forma Condensed Combined Statements of Income-continued

  The pro forma condensed combined statement of income for the year ended July 31, 1996 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1996 and February 28, 1997. The pro forma condensed combined statement of income was derived by adjusting the historical statement for the year ended July 31, 1996 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

  The pro forma condensed combined interim statement of income for the six months ended January 31, 1997 was derived by adjusting the unaudited interim historical statement of income for the six months ended January 31, 1997 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited interim historical statement of income of the Company for the six months ended January 31, 1997. The entities acquired prior to January 31, 1997 are included in the Company's balance sheet as of January 31, 1997.

  The operations of any entities acquired subsequent to January 31, 1997 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to January 31, 1997 are not included in the Company's balance sheet as of January 31, 1997.

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

  No changes in operating revenue and expenses have been made to reflect the results of any modification to operations that might have been made had the Agreements been consummated on the aforesaid assumed effective date for purposes of presenting pro forma results. The proforma condensed combined statements of income include amortization of goodwill as if the Agreements had been completed on the assumed effective date referred to above.

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)--Continued


Note D - Pro Forma Condensed Combined Statements of Income - Continued

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
For the Three Months and Six Months Ended
January 31, 1997 and 1996

  Operating revenue increased 59% to $97,835,000 for the three months ended January 31, 1997 from $61,463,000 for the three months ended January 31, 1996. Operating revenue increased 77% to $188,143,000 for the six months ended January 31, 1997 from $106,582,000 for the six months ended January 31, 1996. The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company employs a single sales force to maintain and develop both the home respiratory and other medical equipment and home infusion therapy and other pharmacy related lines of business.

  Operating revenue from home respiratory therapy and equipment increased
101% to $90,309,000 for the six months ended January 31, 1997 from $45,021,000 for the six months ended January 31, 1996. Operating revenue from home medical equipment increased 60% to $54,561,000 for the six months ended January 31, 1997 from $34,102,000 for the six months ended January 31, 1996. These increases were due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during the fiscal year 1996 and the first six months of fiscal year 1997.

  Operating revenue from home infusion therapy and other pharmacy-related products and services increased 78% to $31,984,000 for the six months ended January 31, 1997 from $18,069,000 for the six months ended January 31, 1996. Growth in this line of business should continue as the Company expands both its service areas and available products and services in different geographic regions.

  Operating revenue from physician practices represented 6% of total operating revenue for the six month period ended January 31, 1997 and 8.5% for the six month period ended January 31, 1996. The Company currently owns 25 physician practices and employs 29 primary care physicians. These practices are clustered in two rural marketplaces. Growth in this line of business should continue as the Company continues to acquire primary care practices in these two geographic regions.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Cost of revenue as a percentage of operating revenue remained relatively stable at 27% for the three months and the six months ended January 31, 1997 and January 31, 1996. Selling, general and administrative expenses as a percentage of operating revenue declined to 48.2% for the six months ended January 31, 1997 from 48.5% for the six months ended January 31, 1996 due to the Company's internal growth pace. Changes in the Company's mix of business also affect these categories; for example, physician practices have no cost of revenue as all expenses are of a selling, general and administrative nature.

  Depreciation and amortization expense increased 76% to $10,307,000 for the three months ended January 31, 1997 from $5,865,000 for the three months ended January 31, 1996. Depreciation and amortization expense increased 98% to $19,317,000 for the six months ended January 31, 1997 from $9,763,000 for the six months ended January 31, 1996. Depreciation and amortization expense as a percentage of revenue was 10.3% for the six months ended January 31, 1997 compared to 9.2% for the six months ended January 31, 1996. The increase was attributable to growth in the Company's patient bases, expansion of rental-based product lines and the Company's significant acquisition activities resulting in depreciable and intangible assets.

  Interest expense, net of interest income, increased to $3,135,000 for the three months ended January 31, 1997 from $896,000 for the three months ended January 31, 1996. Net interest expense increased to $5,565,000 for the six months ended January 31, 1997 from $1,337,000 for the six months ended January 31, 1996. This increase resulted from the Company borrowing monies to fund its acquisition and expansion activities and the debt service on the convertible subordinated debentures.

  Income tax expense was provided at a 38% effective rate, comparable to actual rates experienced in prior periods. Net income for the six months ended January 31, 1997 was $13,627,000, a 47% increase over the same period in fiscal 1996. Net income per share on a fully diluted basis increased 38% to $0.51 for the six months ended January 31, 1997 compared to $0.37 for the six months ended January 31, 1996. The weighted average number of shares on a fully diluted basis increased 23% to 30,496,000 at January 31, 1997 from 24,793,000 at January 31, 1996, primarily as a result of the dilutive effect of Company's May 1996 public debt offering in which it issued convertible subordinated debentures. The Company issued 261,000 shares of its Common Stock in conjunction with acquisitions in the six months ended January 31, 1997.

Liquidity and Capital Resources

  At January 31, 1997, total current assets were $123,206,000 and total current liabilities were $137,329,000, resulting in negative working capital of $14,123,000. The Company's current ratio of 1.47 to 1 at July 31, 1996 has decreased, as short term borrowings from banks have increased to $116,955,000 from $52,055,000. The Company has long term debt of $110,000,000 in seven year term 5.25% convertible subordinated debentures and utilized $60,174,000 in proceeds from its borrowings from banks to fund acquisitions in the six months ended January 31, 1997, which consist of primarily long term assets.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations


  Net trade accounts receivable increased 17% to $98,011,000 from $83,487,000 at July 31, 1996 due to acquisitions and the Company's growth in operating revenue. As a result, the Company's days revenue outstanding on net accounts receivable remained stable at 92 at January 31, 1997 and July 31, 1996. Acquired receivables remaining outstanding account for approximately 13 days revenue outstanding at January 31, 1997 and 16 days revenue outstanding at July 31, 1996.

  During the six months ended January 31, 1997, the Company generated cash of $13,934,000 from operating activities, primarily as a result of net income of $13,627,000, the increase in accounts receivable and the timing of purchases of and payments for operating items. As of January 31, 1997, the Company had borrowed $116,955,000 on its working capital line of credit of $200,000,000 to fund certain acquisitions. Management believes the Company's credit capacity is sufficient to support the projected growth of the Company.

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

                               A proposal to amend the Company's Articles of Incorporation was rejected by a vote of 7,758,997 against, 6,987,397 for, 109,453 abstaining and 2,199,572 broker no vote.

            Item 5.            Other information
                               NOT APPLICABLE

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
Signature



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROTECH MEDICAL CORPORATION
                               a Florida Corporation



Dated:    March 17, 1997                By:  /s/  Rebecca R. Irish
        ------------------                 --------------------------------
                                           Rebecca R. Irish, Treasurer
                                           and Chief Financial Officer