Form 10-Q
period 1997-04-30
ROTECH MEDICAL CORP
filed 1997-06-16
CIK 771142

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended April 30, 1997
                                      --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                            Commission File Number
                                    0-14003
                                -----------


                          ROTECH MEDICAL CORPORATION
                          --------------------------
            (Exact name of Registrant as specified on its Charter)

              Florida                                                        59-2115892
---------------------------------------                             -----------------------------
(State of jurisdiction of incorporation                                    (I.R.S. Employer
            or organization)                                              Identification No.)

4506 L.B. McLeod Road, Suite F, Orlando, Florida                         32811
----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                    (407) 841-2115
----------------------------------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of June 12, 1997: 26,171,792

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Index


                                                                                        PAGE
                                                                                        ----
Part I.                   Financial Information

          Item 1.         Financial Statements

                          Condensed Consolidated Balance Sheets,
                          Interim at April 30, 1997 and Year End at July
                          31, 1996                                                        1

                          Condensed Consolidated Interim Statements of
                          Income for the Three Months and Nine Months
                          Ended April 30, 1997 and 1996                                   2

                          Condensed Consolidated Interim Statements of
                          Shareholders' Equity for the Nine Months Ended
                          April 30, 1997 and 1996                                         3

                          Condensed Consolidated Interim Statements of
                          Cash Flows for the Nine Months Ended April 30,
                          1997 and 1996                                                   4

                          Notes to Condensed Consolidated Interim
                          Financial Statements                                           5-8

          Item 2.         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                  9-10

Part II.                  Other Information                                               11

Signature                                                                                 12


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheet

                                                                             April 30              July 31
                                                                               1997                  1996
                                                                         ---------------------------------------
                                 ASSETS                                     (Unaudited)
Current Assets:
         Cash                                                             $      8,738,227       $   6,438,760
         Accounts Receivable:
              Trade, less allowance for doubtful accounts                      114,134,789           83,486,610
              Other                                                              2,743,490            3,468,193
         Inventories                                                            20,151,931           15,191,011
         Prepaid Assets                                                          3,710,114            3,883,830
                                                                         ------------------    -----------------
              Total Current Assets                                             149,478,551          112,468,404

Property and equipment, less accumulated depreciation                          114,846,823           85,414,544
Intangible assets, less accumulated amortization                               252,433,465          168,101,082
Other assets                                                                     1,807,938            8,630,288
                                                                         ------------------    -----------------

       TOTAL ASSETS                                                           $518,566,777       $  374,614,318
                                                                         ==================    =================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable, accrued expenses and other liabilities             $ 24,524,388          $24,330,808
         Notes payable to banks                                                162,013,900           52,055,008
         Deferred income taxes                                                     135,800               75,299
                                                                         ------------------    -----------------
               Total Current Liabilities                                       186,674,088           76,461,115

Deferred Income Taxes                                                           17,356,478           11,831,155

Convertible Subordinated Debentures                                            110,000,000          110,000,000

Redeemable Common Stock                                                          3,322,175            1,646,933

Shareholders' Equity:
         Common Stock, par value $.0002 per share, 50,000,000
            shares authorized, 23,789,399 shares in 1997 and
            23,303,586 shares in 1996 issued and outstanding                         4,766                4,669
         Treasury stock, at cost                                                  (814,535)            (814,535)
         Additional paid-in capital                                            127,403,001          122,757,377
         Retained earnings                                                      74,620,804           52,727,604
                                                                         ------------------    -----------------
                                                                               201,214,036          174,675,115
                                                                         ------------------    -----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $518,566,777         $374,614,318
                                                                         ==================    =================

Note: The consolidated balance sheet at July 31, 1996 has been condensed from the audited financial statements at that date.



See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Income


                                                        Three Months Ended                         Nine Months Ended
                                                   April 30             April 30             April 30             April 30
                                                     1997                 1996                 1997                 1996
                                               -----------------    -----------------    -----------------    -----------------
                                                            (Unaudited)                               (Unaudited)
Operating revenue                                  $109,431,604          $72,983,865         $297,574,404         $179,566,243

Cost and Expenses:
     Cost of revenue                                 26,477,895           20,281,706           77,090,828           49,312,209
     Selling, general and administrative             55,031,932           34,862,199          145,710,671           86,602,076
                                                     ----------           ----------          -----------           ----------
Income before interest, taxes, depreciation
   and amortization                                  27,921,777           17,839,960           74,772,905           43,651,958
                                                     ----------           ----------           ----------           ----------

     Depreciation and amortization                   11,027,259            7,739,381           30,343,973           17,501,895
     Interest                                         3,649,048            1,761,293            9,214,066            3,098,014
                                               -----------------    -----------------    -----------------    -----------------

Income before income taxes                           13,245,470            8,339,286           35,214,866           23,052,049

Income tax expense                                    4,979,163            2,897,933           13,321,666            8,356,368
                                               -----------------    -----------------    -----------------    -----------------

                 Net Income                          $8,266,307          $ 5,441,353          $21,893,200         $ 14,695,681
                                               =================    =================    =================    =================

Net income per share:
     Primary                                              $0.31                $0.22                $0.84                $0.60
     Fully diluted                                        $0.30                $0.22                $0.81                $0.60
Weighted average number of shares outstanding:
     Primary                                         26,580,443           24,927,156           26,186,355           24,353,982
     Fully diluted                                   31,193,500           25,299,450           30,728,710           24,679,950



See notes to consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Shareholders' Equity

                                            Common Stock                             Additional
                                      --------------------------      Treasury        Paid-in          Retained
                                          Shares       Amount          Stock          Capital          Earnings
                                      ------------------------------------------------------------------------------
                                                                    (Unaudited)

Balance, August 1, 1995                  22,843,642      $4,586       $(814,535)     $118,029,198       $32,439,271

Issuance of Common Stock in
    acquisition of subsidiaries             299,816          60                         3,018,853

Issuance of Common Stock pursuant
    to Employee Stock Compensa-
    tion Plan                                38,170           8                           256,292

Issuance of Common Stock pursuant
    to exercise of stock options            114,000          22                         1,215,590

Issuance, repurchase and retirement
    of Common Stock pursuant to
    exercise of stock options and
    related put options                                                                                    (138,597)

Net income for the nine months
    ended April 30, 1996                                                                                 14,695,681
                                      ------------------------------------------------------------------------------

Balance, April 30, 1996                  23,295,628      $4,676       $(814,535)     $122,519,933       $46,996,353
                                      ==============  ==========    =============  ===============  ================



Balance, August 1, 1996                  23,303,586      $4,669       $(814,535)     $122,757,377       $52,727,604

Issuance of Common Stock in
    acquisitions of subsidiaries            422,801          84                         4,291,122

Issuance of Common Stock pursuant
    to exercise of stock options             50,000          10                           182,280

Issuance of Common Stock pursuant
    to Employee Stock
    Compensation  Plan                       13,012           3                           172,223

Net income for the nine months ended
    April 30, 1997                                                                                       21,893,200
                                       -------------  ----------    -------------  ---------------  ----------------

Balance, April 30, 1997                  23,789,399      $4,766       $(814,535)     $127,403,001       $74,620,804
                                      ==============  ==========    =============  ===============  ================


       See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Condensed Consolidated Interim Statements of Cash Flows


                                                                                     Nine Months Ended
                                                                              April 30               April 30
                                                                                1997                   1996
                                                                         -------------------------------------------
                                                                                        (Unaudited)
Net Cash Provided by Operating Activities                                      $35,012,760+            $17,925,633

Investing Activities
        Purchases of property and equipment                                    (36,608,838)            (20,869,030)
        Changes in advances and deposits                                          (250,719)              (1,820,791)
        Payments for acquisition of net assets, net of cash acquired          (106,584,855)            (105,532,796)
                                                                         --------------------   --------------------
                                Net Cash Used in Investing Activities         (142,844,412)            (128,222,617)

Financing Activities
        Net proceeds from long-term debt and notes payable                     109,958,892              114,704,024
        Proceeds from issuance of Common Stock                                     172,227                  925,094
        Repurchase of Common Stock                                                                         (418,351)
                                                                         --------------------   --------------------
                Net Cash Provided by Financing Activities                      110,131,119              115,210,767

                Increase in Cash                                                 2,299,467                4,913,783
                Cash at Beginning of Period                                      6,438,760                  577,283
                                                                         --------------------   --------------------
                Cash at End of Period                                           $8,738,227             $  5,491,066
                                                                         ====================   ====================

       See notes to condensed consolidated interim financial statements.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note A - Basis of Reporting

The condensed consolidated interim balance sheet as of April 30, 1997 and the condensed consolidated interim statements of income, shareholders' equity and cash flows for the nine months ended April 30, 1997 and 1996 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for the fair statement of the results of the interim periods.

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

Note B - Property and Equipment

Property and equipment is depreciated over three to seven years. Rental equipment is depreciated over five years.

Note C  - Intangible Assets

Intangible assets consists of the following as of April 30, 1997:

         Excess of cost over fair value of net assets acquired and liabilities assumed    $249,781,185
         Non-compete agreements                                                             30,103,435
         Other intangibles                                                                   1,948,894
                                                                                          ------------
                                                                                           281,833,514
         Less accumulated amortization                                                      29,400,049
                                                                                          ------------
                                                                                          $252,433,465
                                                                                          ============

Intangible assets are amortized over five to twenty-five years on a straight-line basis. The excess of cost over fair value of net assets acquired and liabilities assumed includes, but is not limited to, patient and referral lists, business names and goodwill related to purchase transactions completed by the Company.

Note D - Notes Payable to Banks

On June 3, 1997, the Company expanded its $200,000,000 syndicated bank credit facility to $300,000,000, of which approximately $129,000,000 was available on that date. The credit facility carries a negative pledge on all Company assets and requires compliance by the Company with certain financial and negative convenants, including a restriction on cash dividends. The syndicated bank line of credit is payable on demand and provides for an interest rate to be selected by the Company based on either the prime rate or LIBOR plus 0.80%, which approximated 6.5% on June 3, 1997.

Note E - Shareholders' Equity

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

During the nine months ended April 30, 1997, the Company issued 422,801 shares of its Common Stock as partial consideration for the purchase of several home health care companies. The Company holds 1,975,266 shares in escrow related to acquisitions as contingent shares to be released upon the development of future events, with such measurement dates from May 1,1997 to March 29, 2000.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

During the nine months ended April 30, 1997, options were granted to certain employees for the purchase of 410,000 shares of Common Stock at prices ranging from $13.875 to $18.00 per share subject to the terms stated in the Company's Stock Option Plans.

Note F - Subsequent Events

During the period from May 1, 1997 through June12, 1997, the Company completed the acquisitions of the net assets or stock of 16 companies in 12 states, using a combination of $22,273,960 cash and 19,048 shares of its Common Stock.

Note G - Pro Forma Condensed Combined Statements of Income

The pro forma condensed combined statement of income for the year ended July 31, 1996 has been prepared to illustrate the estimated combined effects of the various Agreements of Purchase and Sale (Agreements) upon RoTech Medical Corporation (the Company) for those acquisition transactions consummated between August 1, 1996 and June 1, 1997. The pro forma condensed combined statement of income was derived by adjusting the historical statement of income for the year ended July 31, 1996 of the Company and the unaudited historical statements of income for the most recent fiscal year end of the unaudited acquired entities.

The pro forma condensed combined interim statement of income for the nine months ended April 30, 1997 was derived by adjusting the unaudited interim historical statement of income for the nine months ended April 30, 1997 of the Company and the unaudited interim historical statements of income of the acquired entities for the period prior to their respective inclusion in the unaudited interim historical statement of income of the Company for the nine months ended April 30, 1997. The entities acquired prior to April 30, 1997 are included in the Company's balance sheet as of April 30, 1997.

The operations of any entities acquired subsequent to April 30, 1997 are not included in the Company's historical interim statement of income as presented herein. The net assets of any entities acquired subsequent to April 30, 1997 are not included in the Company's balance sheet as of April 30, 1997.

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

(a) Amortization on intangibles recorded in the combined acquisitions (amortized over lives from 5 to 25 years).

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

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note G - Pro Forma Condensed Combined Statements of Income - Continued Pro Forma Condensed Combined Statement of Income

                                                                  For the Year Ended July 31, 1996
                                             ----------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                                                        RoTech Medical
                                                                                                          Corporation
                                               RoTech Medical       Combined                               Combined
                                                Corporation         Acquired         Pro Forma             Pro Forma
                                                Consolidated        Entities        Adjustments             Results
                                             -------------------  -------------  ------------------     ----------------
Operating revenue                                 $263,029,963      $94,378,773                            $357,408,736
Cost and expenses:
     Cost of revenue                                71,012,877       30,703,746                             101,716,623
     Selling, general and administrative           127,357,013       44,160,009                             171,517,022
     Depreciation and amortization                  26,519,480        3,269,053      $5,072,981   (a)        34,861,514
     Interest                                        5,228,318          948,784       7,603,779   (b)        13,780,881
                                                  -------------  ---------------  ----------------      ----------------
                                                   230,117,688       79,081,592      12,676,760             321,876,040
                                                  -------------  ---------------  ----------------      ----------------

Income before income taxes                          32,912,275       15,297,181     (12,676,761)             35,532,695
Income tax expense                                  12,356,500          162,128         806,133   (c)        13,324,761
                                                  -------------  ---------------  ----------------      ----------------
          Net income                              $ 20,555,775      $15,135,053    $(13,482,893)           $ 22,207,935
                                                  =============  ===============  ================      ================


Net income per share:
     Primary                                             $0.83                                                    $0.88
     Fully diluted                                       $0.82                                                    $0.86
Weighted average number of shares outstanding:
     Primary                                        24,657,000                          496,387 (d)          25,153,387
     Fully diluted                                  25,206,000                          496,387 (d)          25,702,387

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note G - Pro Forma Condensed Combined Statements of Income - Continued Pro Forma Condensed Combined Interim Statement of Income

                                                              For the Nine Months Ended April 30, 1997
                                             ----------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                                                        RoTech Medical
                                                                                                          Corporation
                                               RoTech Medical       Combined                               Combined
                                                Corporation         Acquired         Pro Forma             Pro Forma
                                                Consolidated        Entities        Adjustments             Results
                                             -------------------  -------------  ------------------     ----------------
Operating revenue                                 $297,574,404      $38,368,018                            $334,942,422
Cost and expenses:
     Cost of revenue                                77,090,828       12,505,009                              89,595,837
     Selling, general and administrative           145,710,671       17,019,182                             162,729,853
     Depreciation and amortization                  30,343,973        1,322,074      $1,937,284   (a)        33,603,331
     Interest                                        9,214,066          329,353       3,062,152   (b)        12,605,571
                                                  -------------  ---------------  ----------------      ----------------
                                                   262,359,538       31,175,618       4,999,436             298,534,592
                                                  -------------  ---------------  ----------------      ----------------

Income before income taxes                          35,214,866        7,192,400      (4,999,436)             37,407,830
Income tax expense                                  13,321,666           59,134         647,136   (c)        14,027,936
                                                  -------------  ---------------  ----------------      ----------------
          Net income                               $21,893,200       $7,133,266     $(5,646,572)            $23,379,894
                                                  =============  ===============  ================      ================

Net income per share:
     Primary                                             $0.84                                                    $0.88
     Fully diluted                                       $0.81                                                    $0.84
Weighted average number of shares outstanding:
     Primary                                        26,186,355                          496,387   (d)        26,682,742
     Fully diluted                                  30,728,710                          496,387   (d)        31,225,097


ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
For the Three Months Ended and Nine Months Ended April 30, 1997 and 1996

Operating revenue for the three months ended April 30, 1997 increased 50% to $109,432,000 from $72,984,000 for the three months ended April 30, 1996. Operating revenue increased 66% to $297,574,000 for the nine months ended April 30, 1997 from $179,566,000 for the nine months ended April 30, 1996. This increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. The Company has focused its acquisition and expansion efforts to develop the home respiratory and other medical equipment line of business, yet employs a single sales force to market all products and services offered by the Company.

Operating revenue for the home respiratory and other medical equipment grew to $83,560,000 for the three months ended April 30, 1997 from $57,730,000 for the three months ended April 30, 1996. This 45% increase was due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations. The majority of the Company's acquisitions made during the nine months ended April 30, 1997 are primarily in this line of business.

Operating revenue from home infusion therapy and other pharmacy-related products and services increased 72% to $16,946,000 for the three months ended April 30, 1997 from $9,850,000 for the three months ended April 30, 1996. Growth in this line of business should continue as the Company expands its referral bases and available products and services.

Operating revenue from primary care physician services and other services increased to $8,925,000 for the three months ended April 30, 1997 from $5,404,000 for the three months ended April 30, 1996. Growth in this line of business over the prior year is due to the Company's increased market penetration, seasonal volume and managed care initiatives begun in the two regional markets where it operates.

The pro forma condensed combined statements of income presented in Note G to the interim financial statements depict the effect of the acquired entities on the prior fiscal year's and current fiscal year's operations to date. Such financial statements include the additional costs of the acquisitions, but do not include the savings that the Company has planned in the process of the combination and integration of operations into the existing Company.

Cost of revenue as a percentage of operating revenue was 24.2% for the three months and 25.9% for the nine months ended April 30, 1997 compared to 27.8% for the three months and 27.5% for the nine months ended April 30, 1996. The addition of new entities coupled with changes in the product mix at existing locations causes this relationship to change from quarter to quarter. Consolidation of purchasing functions and purchasing power is an on-going task as the Company continues to acquire businesses with varied needs, strengths and product mixes. Selling, general and administrative expenses as a percentage of operating revenue increased to 50.3% for the three months and 49.0% for the nine months ended April 30, 1997 from 47.8% and 48.2% for the respective periods in the prior year. Growth in the rental revenue from home respiratory and medical equipment reduce the percentage of cost of sales, while growth in physician related services reduces the percentage of cost of sales and increases the percentage of selling, general and administrative expenses in relation to total revenues.

ROTECH MEDICAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
For the Three Months Ended and Nine Months Ended April 30, 1997 and 1996 - continued

Income before interest, taxes, depreciation and amortization for the nine months ended April 30, 1997 grew to 72% to $74,773,000 from $43,652,000 for the nine months ended April 30, 1996. This 71% growth compared to the 49% growth in net income primarily demonstrates the effect of the cost of capital employed in the expansion of the Company and of purchase accounting. The Company has never done a pooling of interests as a result of its acquisition activities.

Depreciation and amortization expense increased to $30,344,000 for the nine months ended April 30, 1997 from $17,502,000 for the nine months ended April 30, 1996. This increase is attributable to the Company's purchase of intangible and fixed assets resulting from various acquisitions along with the additional fixed assets needed for the increased rentals of equipment as also demonstrated in the increase in income before interest, taxes, depreciation and amortization.

The Company incurred net interest expense of $9,214,000 for the nine months ended April 30, 1997 compared to net interest expense of $3,098,000 for the nine months ended April 30, 1996. The interest expense resulted from the Company borrowing monies to fund its acquisition program, which included total average borrowings of $212,000,000 borrowed between August 1, 1996 and April 30, 1997 on its syndicated bank line of credit and convertible subordinated debentures .

Income tax expense was provided at a 37.8% effective rate for the nine months ended April 30, 1997, comparable to actual rates expected for the current fiscal year and those experienced in prior periods.

As a result of the foregoing, net income increased 49% to $21,893,000 for the nine months ended April 30, 1997 from $14,696,000 for the nine months ended April 30, 1996.


Liquidity and Capital Resources

At April 30, 1997, total current assets were $149,479,000 and total current liabilities were $186,674,000, resulting in negative working capital of $37,195,000. The Company's current ratio was 0.80 to 1.00 at April 30, 1997 compared to 0.74 to 1.00 at April 30, 1996. The negative working capital is attributable to the Company carrying the entire balance of notes payable to banks of $ 162,014,000 as a current liability at April 30, 1997.

During the nine months ended April 30, 1997, the Company generated cash of $35,013,000 from operating activities, primarily as a result of net income of $21,893,000, depreciation and amortization of $30,344,000 and the timing of purchases of and payments for operating items. As of April 30, 1997, the Company had borrowed $162,014,000 on its line of credit to fund its acquisition program. The Company's syndicated bank credit facility was expanded from $200,000,000 to $300,000,000 on June 3, 1997, of which approximately $129,000,000 was available at that time. The terms and covenants are similar to those in the previous loan agreement. Management believes the Company's current credit capacity is sufficient for the projected growth of the Company during the next twelve months.

At April 30, 1997, net accounts receivable were $114,135,000 compared to $74,291,000 at April 30, 1996. The Company's days revenue outstanding on net accounts receivable were 94 days at April 30, 1997 compared to 92 days at April 30, 1996. Acquired receivables with no corresponding revenue account for approximately 12 days revenue outstanding on net accounts receivable at April 30, 1997 and approximately 9 days at April 30, 1996.

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

                                    ROTECH MEDICAL CORPORATION
                                    a Florida Corporation


Dated:     June 16, 1997                  By:   /s/ Rebecca R. Irish
          ----------------                   ---------------------------
                                             Rebecca R. Irish, Treasurer
                                             and Chief Financial Officer