Form 10-K
period 1997-07-31
ROTECH MEDICAL CORP
filed 1997-10-29
CIK 771142

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ---------------
                        Commission File Number 0-14003


                           ROTECH MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


          Florida                                    59-2115892
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


4506 L.B. McLeod Road, Suite F
Orlando, Florida     32811
----------------------------------------
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:            (407) 841-2115

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common Stock, par value $.0002 per share
                 5-1/4% Convertible Subordinated Debentures Due 2003
--------------------------------------------------------------------

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

Indicated by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's Common Stock held by non-affiliates:
N/A (On October 21, 1997, a wholly-owned subsidiary of Integrated Health Services, Inc. ("IHS") was merged with and into Registrant with Registrant becoming a wholly-owned subsidiary of HIS and each share of Registrant's Common Stock was converted into .5806 shares of HIS Common Stock) Documents incorporated by reference:

                           ROTECH MEDICAL CORPORATION

                            FORM 10-K ANNUAL REPORT

                        FISCAL YEAR ENDED JULY 31, 1997


PART I:                                                           PAGE

Item 1   Business...............................................    3
Item 2   Properties.............................................    9
Item 3   Legal Proceedings......................................    9
Item 4   Submission of Matters to a Vote of Security Holders....    9

PART II:

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters....................................   10
Item 6   Selected Financial Data................................   10
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   10
Item 8   Financial Statements and Supplementary Data............   13
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................   14

ITEM III:

Item 10  Directors and Executive Officers of the Registrant.....   14
Item 11  Executive Compensation.................................   17
Item 12  Security Ownership of Certain Beneficial Owners and
         Management.............................................   18
Item 13  Certain Relationships and Related Transactions.........   18

PART IV:

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K...............................................   19

                                     PART I
Item 1.  Business
-------  --------

GENERAL

  RoTech Medical Corporation ("RoTech" or the "Company") provides comprehensive home health care and primary care physician services, principally to patients in non-urban areas. RoTech operates 631 home health care locations in 36 states. The Company's home health care business provides a diversified range of products and services, with emphasis on home respiratory, home medical equipment and infusion therapies. RoTech has pursued an aggressive acquisition strategy since 1988 which included in fiscal 1997 acquisitions of 174 locations of smaller home health care companies and the opening of 49 new locations. Current industry estimates indicate that approximately half of the nation's home health care industry remains fragmented and is run by either single operators or small, local chains. These smaller providers are RoTech's main competition and main acquisition opportunities. The Company plans to continue to enter new home health care markets through acquisition or start-up as competitive and pricing pressures encourage consolidation and economies of scale.

     On October 21, 1997 the shareholders of RoTech approved a merger agreement pursuant to which Integrated Health Services, Inc. acquired RoTech. The merger transaction closed on October 21, 1997. See Item 4.

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

OPERATING AND EXPANSION STRATEGY

  RoTech was founded in 1981 to provide home respiratory and home medical equipment products and services to patients in Florida. With its founders' roots in pharmacy and pharmaceutical sales, the Company's marketing directive has always been to provide information to primary care physicians regarding the utilization of home health care techniques, products and services for their patient base. Providing information to these physicians as to disease management leads to earlier identification and treatment of patients, enhancing the patient's quality of life and longevity. The Company has not targeted specialists, as their patients are more acute and since specialists have historically been tied to the hospital systems which results in higher hospitalizations. RoTech's marketing is directed at identifying patients of primary care physicians prior to hospitalization and prior to an acuity level that would require utilizing a specialist.

  The Company's strategy is to develop integrated health care delivery systems through the acquisition of smaller local home health care companies in non-urban areas. The Company targets non-urban markets of smaller cities and rural areas, due to the dominance of primary care physicians in these markets, reduced competition and a tendency to care for patients in the home setting. The Company believes that acquisitions of home health care companies will continue to expand the base of relationships with primary care physicians in these markets. Primary care physicians in these markets typically have long-standing relationships with loyal patient bases. These physicians are usually solo practitioners and are the key decision makers in the treatment of their patients. The Company believes that making home health care products and services available to these physicians will result in better, less expensive health care that provides an improved quality of life for the patients and their caregivers in these communities.

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

REIMBURSEMENT FOR SERVICES

  A substantial percentage of RoTech's revenue is attributable to third-party payors, including private insurers, Medicare and, to a lesser extent, Medicaid. The Company has substantial expertise at processing claims and continues to create and improve systems to manage third-party reimbursements, to produce clean claims and obtain timely reimbursements by third-party payors. The Company has developed distinct billing and collection departments for Medicare and Medicaid reimbursements and for private insurance company claims which are supported by customized computer systems. These departments work closely with reimbursement officers at branch locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. Reimbursement from the Medicare program as a percentage of RoTech's total operating revenue approximated 51% for fiscal 1997, 48% for fiscal 1996, 49% for fiscal 1995.

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


PRODUCTS AND SERVICES


HOME HEALTH CARE PRODUCTS AND SERVICES

 HOME RESPIRATORY THERAPY AND EQUIPMENT

  RoTech provides a variety of home respiratory therapy products and services on a monthly rental or sale basis. Home respiratory therapy and equipment represented 50%, 42% and 42% of the Company's revenues for the years ended July 1997, 1996 and 1995, respectively. RoTech focuses on serving patients of primary care physicians with chronic pulmonary diseases in their pre-acute stages. Early identification and retention of these patients at the primary care level reduces the cost of health care and should improve the quality of life of the patients and their families. RoTech also enjoys patient retention post-hospitalization at the patient's or physician's request and does not rely on referrals of patients by hospital discharge planners or case managers. Overall home respiratory market revenues were approximately $1.6 billion in 1993.

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

  HOME MEDICAL EQUIPMENT AND SUPPLIES

  RoTech provides a full line of equipment and supplies of home medical equipment and supplies for convalescents, including custom pieces required for rehabilitation patients. Home medical equipment and supplies represented 29%, 35%, and 24% of the Company's revenues for the years ended July 31, 1997, 1996 and 1995 respectively. Provision of home medical equipment enables the Company to provide a "one-stop shopping" presence in its non-urban markets, which is required for full patient service satisfaction. These products are provided on a monthly rental or sale basis and include wheelchairs, hospital beds, walkers, patient lifts, orthopedic supplies, catheters, syringes and bathroom aids.

 HOME INFUSION THERAPY AND OTHER PHARMACY RELATED PRODUCTS AND SERVICES

  Home infusion therapy involves the administration of antibiotics, nutrients or other medications intravenously, intramuscularly, subcutaneously or through a feeding tube. The Company focuses on providing home infusion therapy to patients prior to or in lieu of hospitalization, which generally offers significant cost savings and preferable logistics for patients, their families and caregivers over hospital-based treatments. RoTech believes that its marketing methods of consulting with primary care physicians on home infusion therapies and the continuing evolution of related technological advances should enable further growth of this portion of the business. Focus on the referring primary care physician facilitates the identification of patients requiring sub-acute antibiotic treatments, which constitute 39% of the home infusion therapy market. Home infusion therapies and other pharmacy products accounted for 14%, 16% and 25% of RoTech's revenues for the years ended July 31, 1997, 1996, and 1995, respectively which includes the following types:

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

PRIMARY CARE PHYSICIANS' PRACTICES

  RoTech has acquired primary care physician practices in the States of Florida and Mississippi. The Company believes that it will be able to increase the profitability of the individual practices through economies of scale and greater efficiencies, and that its centralized billing and reimbursement functions will typically result in lower costs per claim and quicker reimbursement. Physician practices represented 7%, 7% and 9% of the Company's revenues for the years ended July 31, 1997, 1996 and 1995, respectively.

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

  The Company is subject to government audits of its Medicare and Medicaid reimbursement claims and has not, to date, experienced any material loss as a result of any such government audits. Under existing federal law, the knowing and willful offer or payment of any remuneration (including any kickback, bribe or rebate) of any kind to another person to induce the referral of Medicare or Medicaid beneficiaries for whom medical supplies and services may be reimbursed by the Medicare or Medicaid programs is prohibited and could subject the parties to such an arrangement to substantial criminal and civil penalties, including exclusion from participation in these programs, for Medicare or Medicaid fraud. The Office of Inspector General of the Department of Health and Human Services ("OIG") has promulgated regulatory "safe harbors" that describe certain practices and business arrangements that comply with Medicare and Medicaid regulations. The OIG and law enforcement authorities have recently increased their investigatory efforts to determine whether various business practices constitute remuneration for, or to induce, referrals. Certain states have also passed statutes and regulations that prohibit payments for referral of patients. These laws vary significantly from state to state. The result of legislative and regulatory efforts is an extra compliance challenge and, therefore, risk.
RoTech reached a settlement with the U.S. Attorney for the Middle District of Florida in a civil action related to Medicare claims the government believes it erroneously paid between 1987 and 1989. RoTech remains confident that it was in compliance with all material Medicare and other legal requirements related to this matter. However, in an effort to reduce legal defense costs and to preserve internal resources, RoTech paid $612,500 (approximately $380,000 on an after tax basis) to resolve the matter. These monies represent a repayment of a portion of the estimated disputed claims and related interest over approximately ten years.

  The Company received an inquiry from the Medicaid Department of the State of Mississippi and subsequently received two subpoenas from the OIG concerning the Company's 1994 cost report for its Mississippi Rural Health Clinics. The Company is cooperating fully with such inquiries. There has been no statement of issues or particular concerns giving the Company sufficient information to permit the Company to determine the extent of financial exposure, if any. The Company is not aware of any material error in the one year's cost report under inquiry, following consultation with its outside consultant, who also assisted in the preparation and filing of the original report. If any adjustments occur, such would likely relate only to Mississippi physician clinics for 1994. However, medicaid and OIG have the right to audit years subsequent to 1994 and RoTech can not predict the outcome of any such audit.

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

  In many states, the "corporate practice of medicine doctrine" prohibits business corporations from providing, or holding themselves out as providers of, medical care through the employment of physicians. Although the two states in which the Company has acquired practices of primary care physicians, Florida and Mississippi, have not adopted this prohibition, there can be no assurance that either state will not adopt this doctrine in the future. Enforcement of such doctrine could require divestiture of acquired practices or restructuring of physician relationships.

  Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third-party payors. The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories of durable medical equipment for purposes of reimbursement under the Medicare Part B program. There is a separate fee schedule for each category. OBRA 1987 also controls whether durable medical equipment products will be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. An interim final rule implementing the payment methodology under the fee schedules recently was published in the Federal Register. Payment based on the fee schedules is effective with covered items furnished on or after January 1, 1989. Generally, Medicare pays 80% of the lower of the supplier's actual charge for the item or the fee schedule amount, after adjustment for the annual deductible amount. OBRA 1990 made changes to Medicare Part B reimbursement that were implemented in 1991. The substantive change was the standardization of Medicare rates for certain equipment categories. Laws and regulations often are adopted to regulate new products, services and industries. The Balanced Budget Act of 1997, enacted in August 1997, reduces the Medicare national payment limits for oxygen and oxygen equipment used in home respiratory therapy by 25% in 1998 and 30% (from 1997 levels) in 1999 and each subsequent year. Approximately 22% of RoTech's total revenues for the year ended July 31, 1997 were derived from the provision of oxygen services to Medicare patients. There can be no assurances that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

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

Competition

  The home healthcare market is highly competitive and is divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. RoTech believes that the primary competitive factors in this market are the ability of a company to provide prompt and reliable service, the expertise and availability of personnel, the range of products and services offered and, to a limited extent, the price of the product or service. RoTech's current and potential competitors include several national providers which have significantly greater financial and other resources than RoTech. There can be no assurance that RoTech will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

  RoTech also competes with other home healthcare companies for acquisitions and managed care contracts (deriving approximately 5% of its revenues from managed care contracts). There can be no assurance that additional acquisitions can be made and managed care contracts can be obtained on favorable terms or at all.

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

  The Company currently has in force various liability insurance policies, with total coverage limits of $26 million per occurrence and in the aggregate annually. These policies contain various levels of deductibles and self-insured retentions. They provide the Company protection against claims alleging bodily injury or property damage arising out of the Company's operations, including home health care, but excluding the Company's employed physicians. The Company has in force, with respect to physicians employed by the Company, individual professional liability insurance policies, with coverage limits ranging from $250,000 per occurrence to $1 million per occurrence, and ranging from $750,000 in the aggregate annually to $3 million in the aggregate annually. The Company's insurance policies are subject to annual renewal.

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

  In addition to its corporate headquarters, the Company leases office facilities for its 613 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel.

  The Company's office facilities vary in size from approximately 200 to 6,000 square feet. The total space leased for these offices is approximately
1.5 million square feet at an average price of $8.11 per square foot. All of such office space is leased pursuant to operating leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On October 21, 1997 a special meeting of shareholders was held. At that meeting, shareholders approved a proposal to approve and adopt the Agreement and Plan of Merger dated July 6, 1997 between the Company and Integrated Health Services, Inc. ("IHS"). As a result of this approval, the Company became a wholly-owned subsidiary of IHS on October 21, 1997. Each outstanding share of RoTech Common Stock was converted into the right to receive and each report to acquire a share of RoTech Common Stock was converted into the right to purchase,
 .5806 of a share of common stock of IHS.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

On October 21, 1997 a special meeting of shareholders was held. At that meeting, shareholders approved a proposal to approve and adopt the Agreement and Plan of Merger dated July 6, 1997 between the Company and Integrated Health Services, Inc. ("IHS"). As a result of this approval, the Company became a wholly-owned subsidiary of IHS on October 21, 1997 (the "Merger"). Each outstanding share of RoTech Common Stock was converted into the right to receive and each report to acquire a share of RoTech Common Stock was converted into the right to purchase, .5806 of a share of common stock of IHS. As a result, RoTech's Common Stock is no longer publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is set forth under the heading "Selected Consolidated Financial Data" on Page 22 of the Company's Annual Report to the Shareholders for the fiscal year ended July 31, 1997, and is hereby incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION
------------

Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's substantial indebtedness, growth strategy, capital requirements and recent acquisitions as well as competition, government regulation, general economic conditions and the other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents the percentage of certain items relative to total operating revenue:

                                                              Year Ended July 31
                                                     -------------------------------------
                                                            1997                1996               1995
                                                     -------------------  ----------------  ------------------
Operating Revenue:
 Home respiratory therapy and equipment............                  50%               42%                 42%
 Home medical equipment and supplies...............                  29                35                  24
 Home infusion therapy and other pharmacy
  related products and services....................                  14                16                  25
 Physician practices...............................                   7                 7                   9
                                                                   ----              ----                ----
Total Operating Revenue............................                 100%              100%                100%


COST AND EXPENSES:
 Cost of revenue...................................                  25%               27                  27
 Selling, general and administrative...............                  49                48                  49
 Depreciation and amortization.....................                  10                10                   7
 Interest..........................................                   4                 2                   1
                                                                   ----              ----                ----
Total Cost and Expenses............................                  88                88                  84
                                                                   ----              ----                ----
Income before income taxes.........................                  12                12                  16
Income tax expense.................................                   5                 5                   6
                                                                   ----              ----                ----
Net Income.........................................                   7%                8%                 10%
                                                                   ====              ====                ====

FOR THE FISCAL YEARS ENDED JULY 31, 1997 AND 1996

     Operating revenue increased 61% to $423 million for the fiscal year ended July 31, 1997 ("fiscal 1997") from $263 million for the fiscal year ended July 31, 1996 ("fiscal 1996"). The increase in operating revenue is attributable to acquisitions and expanded product and service lines in existing areas of operation. Revenue from acquisitions in fiscal 1997 totaled $59 million. During fiscal 1997, the Company added 174 home care locations and operated 589 home care locations in 35 states as of July 31, 1997. The Company continues to employ a single sales force to maintain and develop both the home respiratory therapy, other medical equipment, home infusion therapy and other pharmacy related lines of business.

     Operating revenue from home respiratory therapy and equipment increased 92% to $211.3 million for fiscal 1997 from $110.1 million for fiscal 1996.
Operating revenue from home medical equipment and supplies increased 33% to $122.6 million for fiscal 1997 from $92.1 million for fiscal 1996. The increases in these two product lines were due mainly to increases in patient bases throughout the Company's locations and increased marketing efforts in certain locations acquired during fiscal year 1997 and 1996. The majority of the Company's acquisitions are of businesses that operate primarily in these two product lines.

     Operating revenue from home infusion therapy and pharmacy related services increased 43% to $59.2 million for fiscal 1997 from $41.5 million for fiscal 1996. The Company anticipated growth in this line of business to continue as the Company expands its service areas.

     Operating revenue from physician and other services increased 53% to $29.6 million for fiscal 1997, from $19.4 million for fiscal 1996. The Company currently owns 24 physician practices and employs 29 primary care physicians. These practices are clustered in two rural marketplaces. The Company anticipated growth in this line of business to continue yet decline as a percentage of operating revenue as the Company continues to acquire home health care operations.

     Cost of revenue as a percentage of operating revenue decreased to 25.0% for fiscal 1997 from 27.0% for fiscal 1996 due to changes in the product mix in the last year resulting from mid-year fiscal 1996 and fiscal 1997 acquisitions. Selling, general and administrative expenses as a percentage of operating revenue increased to 49.4% for fiscal 1997 from 48.4% for fiscal 1996 due to an increase in bad debt expense. Changes in the Company's mix of business also affect these categories. For example, physician practices have no cost of revenue and all expenses are of a selling, general and administrative nature.

     Depreciation and amortization expense increased 66% to $44.0 million for fiscal 1997 from $26.5 million for fiscal 1996. Depreciation and amortization expense as a percentage of operating revenue was 10.4% for fiscal 1997 and 10.1% for fiscal 1996. The dollar increase was attributable to the Company's purchase of fixed and intangible assets resulting from various acquisitions and the fixed assets needed for the increased rentals of equipment. All acquisitions in fiscal 1997 were accounted for by the purchase method.

     Interest expense, net of interest income, increased to $13.6 million for fiscal 1997 from $5.2 million for fiscal 1996. This increase resulted from the Company borrowing monies to fund certain acquisitions along with the issuance of the Convertible Subordinated Debentures on June 1, 1996.

     Income tax expense was provided at a 39.1% effective rate, compared to 37.5% the prior fiscal 1996.

     Net income for fiscal 1997 was $30.8 million, a 50% increase over the $20.6 million for fiscal year 1996. Net income per share on a fully diluted basis increased 37% to $1.12 for fiscal 1997 compared to $0.82 for fiscal 1995. The weighted average number of shares on a fully diluted basis increased 23% to 30.9 million at July 31, 1997 from 25.2 million at July 31, 1996, primarily as a result of shares issued in conjunction with certain acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1997, total current assets were $152.1 million and total current liabilities were $212.0 million, resulting in a working capital deficit of $59.8 million. This deficit results from the classification of the Company's line of credit as a current liability. The Company's current ratio was 0.72 to 1 at July 31, 1997 compared to 1.47 to 1 at July 31, 1996. Net trade accounts receivable increased $28.9 million in fiscal 1997, or 35%. This increase is attributable to acquisitions of the net assets of many home health care companies during the year and the 61% increase in operating revenue over the prior year. The Company's days revenue outstanding on net accounts receivable decreased to 81 days at July 31, 1997 from 92 days at July 31, 1996. Acquired receivables remaining outstanding account for approximately 11 days revenue outstanding at July 31, 1997 compared to 16 days revenue outstanding at July 31, 1996.

     Current liabilities increased $135.5 million in fiscal 1997, as an additional $129 million was borrowed on the syndicated bank line of credit. The balance of the change was due to income taxes payable.

     During fiscal 1997, the Company generated cash of $70 million from operating activities primarily as a result of net income of $30.8 million along with non-cash expenses of $73 million. Advances on the syndicated bank line of credit were utilized to fund acquisitions and internal expansion. During fiscal 1997, the Company spent $137 million to acquire various home health care companies and $56 million to purchase property and equipment, primarily rental equipment, for operational needs. The Company has been financing its revenue growth and increased working capital requirements with positive net cash provided by operating activities and short-term borrowings.

     On June 1, 1996, the Company issued $110 million aggregate principal amount of 5 1/4% convertible subordinated debentures ("debentures"). Upon receipt, the proceeds were used to reduce the syndicated bank line of credit. The debentures are due 2003 with interest payable on June 1 and December 1, commencing December 1, 1996. The debentures do not provide for a sinking fund. The Debentures were converted into Common Stock of the Company at any time after the 60/th/ day following the date of original issuance of the debentures and at or before maturity at a conversion price of $26.25 per share, subject to adjustment in certain events, plus accrued interest. As a result of the Merger, the debentures are converted into IHS Common Stock at a conversion price of $45.21 per share, subject to adjustments in certain circumstances. The Debentures are redeemable at the option of the Company, in whole or in part, but not before June 4, 1999. The Company's ability to repurchase the Debentures is dependent upon the Company's having sufficient funds and may be limited by the terms of the Company's senior indebtedness or the subordination provisions of the related indenture.

     As of July 31, 1997, the Company had a syndicated bank line of credit of $300 million, with approximately $113.5 million available for future borrowing, as of September 16, 1997. The syndicated bank line of credit carries a negative pledge on all Company assets, is payable on demand and provides for interest rates, at the Company's election, of LIBOR plus .75%. The syndicated bank line of credit requires compliance by the Company with certain financial and negative covenants, including a restriction on dividends. As of July 31, 1997, the Company was in compliance with all covenants contained in the credit facility. In connection with the Merger, the credit facility was paid in full and terminated. Management believes that its credit capacity and cash flow from operations, will be sufficient for the Company's projected growth in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements:
---------------------

The information required by this item is set forth on page 1 through 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and is hereby incorporated by reference.

Selected Quarterly Consolidated Financial Data:
-----------------------------------------------

The supplementary financial information is set forth on page __ on the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not Applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

As of July 31, 1997, the following were directors of the Company:

NAME OF NOMINEE AND POSITION
    WITH THE COMPANY               AGE  DIRECTOR SINCE    PRINCIPAL OCCUPATION LAST FIVE YEARS
----------------------------       ---  --------------    ------------------------------------
William P. Kennedy,                53      1981          Chairman, Board of Directors and Chief
Chairman, Board of directors                             Executive Officer of the company;
and Chief Executive Officer                              Chairman, Board of Directors and
                                                         President of Thayers

Stephen P. Griggs, Director,       39      1991          Director, Chief Operating Officer,
Chief Operating Officer,                                 President and Assistant Secretary of the
President and Assistant                                  Company.
Secretary

William A. Walker II, Director     56      1984          Director and Secretary of the Company;
and Secretary                                            Practicing attorney in Winter Park and
                                                         Orlando, Florida as a shareholder in the
                                                         law firm of Windeweedle, Haines,
                                                         Ward and Woodman, P.A.

Leonard E. Williams, Director      66      1988          Director of the Company; President and
                                                         Chief Executive Officer of Wayne
                                                         Densch, Inc.; President of Wayne
                                                         Densch Charities; previously District
                                                         Sales Manager for Tom's Foods, Inc.;
                                                         Director of Orlando Board of Directors,
                                                         First Union National Bank of Florida;
                                                         President of Leonard E. Williams
                                                         Company.

Jack T. Weaver, D.O., Director     64      1992          Director of the company; Osteopathy
                                                         Physician; Chairman, Board of Trustees
                                                         at the University of Health Sciences,
                                                         College of osteopathie Medicine,
                                                         Kansas City, Missouri.

The company has established an Executive Committee consisting of William P. Kennedy, Stephen P. Griggs and William A. Walker, II; a Stock Option Plan Committee consisting of William A. Walker II, a Compensation Committee consisting of William A. Walker II and Leonard E. Williams; an Audit Committee consisting of William A. Walker II, Leonard E. Williams and Jack T. Weaver, D.O. and a Nominating Committee consisting of William A. Walker II and Leonard E. Williams. During the company's fiscal year ended July 31, 1997, its Audit Committee held two (2) meetings and each committee member attended such meeting. Also, during the Company's fiscal year ended July 31, 1997, the Company's Board of Directors held four meetings, and a quorum of directors was present at each meeting.

The following persons are executive officers (but not directors) of the Company:


NAME OF OFFICER AND POSITION                EXECUTIVE      PRINCIPAL OCCUPATION LAST FIVE
     WITH THE COMPANY                AGE  OFFICER SINCE               YEARS
----------------------------         ---  -------------    ------------------------------
Rebecca R. Irish, Chief               35      1991         Chief Financial Officer, Treasurer
Financial Officer, Treasurer and                           and Assistant Secretary of the
Assistant Secretary                                        Company.

Janet L. Ziomek                       40      1996        Vice President - Finance of the
                                                          Company, previously Chief
                                                          Financial Officer and Treasurer of
                                                          Designed Furniture Associates,
                                                          Inc., Orlando, Florida.

N. Scott Novell                       44      1997        Chief Legal Officer, previously
                                                          practicing attorney in Orlando,
                                                          Florida at Gray, Harris & Robinson
                                                          law firm.

On October 21, 1997, the shareholders of the Company approved a merger with Integrated Health Services, Inc. see Item 4. As a result, the following are the executive officers and directors of RoTech Medical Corporation as of October 21, 1997:



Directors:
----------
Marc B. Levin                         42      1989         Executive Vice President-Investor
                                                           Relations, previously Senior Vice
                                                           President-Investor Relations and Vice
                                                           President of Investor Relations with
                                                           Integrated Health Services, Inc.

Marshall A. Elkins                    49      1990         Executive Vice President and General
                                                           Counsel, previously Senior Vice President
                                                           and General Counsel of Integrated Health
                                                           Services, Inc.

Stephen P. Griggs                     39      1997         President of RoTech Medical Corporation
                                                           subsidiary of Integrated Health
                                                           Services. Previously President and
                                                           Chief Operating Officer of RoTech
                                                           Medical Corporation.


Officers:

C. Christian Winkle                   34      1990        Executive Vice President - Field
                                                          Operations, previously Senior Vice
                                                          President-Operations with Integrated
                                                          Health Services, Inc.

Lawrence P. Cirka                     45      1994        Executive Vice President, previously
                                                          President and Chief Operating Officer
                                                          of Company.

                                       15


Directors:
----------
Brian K. Davidson               39              1991            Executive Vice President - Development, previously
                                                                Senior Vice President - Development and Senior Vice
                                                                President-Managed Operations of the Company.

Anthony R. Masso                55              1994            Executive Vice President - Managed Care of the
                                                                Company, previously, Senior Vice President of
                                                                American MedCenters, and HMO company in
                                                                Minneapolis.

John Heller                     38              1991            Executive Vice President - Facility Operations; Eastern
                                                                Division, previously Senior Vice President - Facility
                                                                Operations, Senior Vice President - Northern
                                                                Operations and Senior Vice President - MSU Operations
                                                                for the Company.

W. Bradley Bennett              31              1991            Executive Vice President - Chief Accounting Officer,
                                                                previously Senior Vice President-Chief Accounting
                                                                Officer, Senior Vice President-Corporate Controller,
                                                                Vice President - Controller and as Assistant Corporate
                                                                Controller.

Eleanor C. Harding              47              1993            Executive Vice President - Finance, previously Senior
                                                                Vice President - Finance and Treasurer and Vice
                                                                President - Finance and Treasurer of the Company.
                                                                Prior to joining company served as Senior Vice President,
                                                                Chief Financial Officer and Treasurer of Marcor Company.

Virgina Dollard                 45              1995            Executive Vice President - Post-Acute Network
                                                                Operations, previously Senior Vice President, Southeast
                                                                Division of the company.  Prior to joining the Company
                                                                served as Executive Vice President and Chief Operating
                                                                Officer of HealthPlus-New York Life Health Plan.

C. Taylor Pickett               35              1993            Executive Vice President, previously Senior Vice
                                                                President-Symphony Health Services and Vice
                                                                President of Acquisitions and Taxes.  Prior to joining
                                                                the Company he served as Director of Taxes for PHH
                                                                Corporation.



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer at July 31, 1997 and the only executive officers at July 31,1997 whose aggregate salary and bonus compensation exceeded $100,000, as well as the total compensation paid to each individual for the Company's previous two fiscal years:

                                                        COMPENSATION     LONG-TERM
NAME AND PRINCIPAL POSITION       YEAR  ANNUAL SALARY  BONUS & OTHER   COMPENSATION
---------------------------       ----  -------------  -------------   ------------
William P. Kennedy, Chairman      1997     $200,000          ---            ---
of the Board of Directors and     1996     $153,137          ---            ---
Chief Executive Officer           1995     $151,289          ---            ---

Stephen P. Griggs, Director,      1997     $150,000          ---            ---
Chief Operating Officer,          1996     $112,263          ---            ---
President and Assistant           1995     $110,784          ---            ---
Secretary

See "Item 13. Certain Relationships and Related Transactions" for information with respect to payments to companies wholly or partially owned by Mssrs. Griggs and Kennedy.

In connection with and as a condition to the Merger, Mr. Griggs will enter into a five-year agreement with RoTech whereby he will serve as President of RoTech at a base salary of $500,000 per annum. Under his employment agreement, Mr. Griggs will receive a $500,000 bonus in each year in which RoTech's net income contribution to IHS equals or exceeds specified targets, with an additional bonus determined by IHS to be paid if the net income contribution target is exceeded. In addition, in connection with the Merger Mr. Griggs will receive a one-time cash sign-on bonus of $3.5 million, payable at Closing, and be issued warrants to purchase 750,000 shares of IHS Common Stock on the NYSE for the 15 business days prior to the Closing Date (subject to acceleration upon Mr. Grigg's death or the occurrence of a change in control of IHS). Pursuant to a related agreement, RoTech will also be obligated to pay to Mr. Griggs the amount of any excise tax payable by him under Section 4999 of the Code (or any corresponding provisions of state or local tax law) as a result of any payments to him pursuant to his employment agreement or in connection with the Merger, as well as the income tax and excise tax on such additional compensation such that, after the payment of income and excise taxes, Mr. Griggs is in the same economic position in which he would have been if the provisions of Section 4999 of the Code (or any corresponding provisions of state of local tax) had not been applicable.

On October 21, 1997, the shareholders of the Company approved a merger with Integrated Health Services, Inc. whereby each share of common stock and each stock option was converted to .5806 shares of IHS stock. Therefore, further information regarding executive stock options is considered not applicable.

1996 Key Employee Stock Option Plan

On April 1, 1996, the Board of Directors adopted a non-qualified stock option plan under the name "1996 Key Employee Stock Option Plan". The provisions of this plan are identical to the 1993 stock option plan, except that the total number of shares subject to the 1996 plan, post stock split, is 1,000,000 shares. The 1996 Key Employee Stock Option Plan is intended to not qualify as an "Incentive Stock Option Plan" as that term is described in the Federal Internal Revenue Code of 1986, as amended.

Key Man Life Insurance

The Company currently maintains a split dollar key life insurance policy on the life of Mr. Kennedy in the face amount of $10,000,000. The beneficiaries of the policy are Mr. & Mrs. Kennedy's designated heirs pursuant to an irrevocable trust established by Mr. Kennedy. The company shall have the unqualified right to receive a portion of the death benefit equal to the greater of the total amount of premiums paid by the Company or the cash surrender value of the policy reduced by any outstanding indebtedness on the policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

As of October 21, 1997, RoTech was acquired by Integrated Health Services, Inc. and all shares of RoTech common stock were converted to .5806 of Integrated Health Services, Inc. common stock. All shares of RoTech Common Stock are now owned by IHS.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company leases office space in a building located at 942 S.E. 17th Street, Ocala, Florida, a building in which Mr. Kennedy owns an undivided one-half interest. Such lease is a month-to month lease providing for monthly rental payments of approximately $1,500. Aggregate payments made by the Company under such lease during fiscal 1997 were approximately $18,000.

The Company purchased approximately $711,000 of products from companies owned by Mr. Kennedy in fiscal 1997. Companies owned by Mr. Kennedy purchased approximately $11,000 of products from the Company.

A & C Business Services, Inc., a Florida corporation, of which Mr. Kennedy is the sole shareholder, provides certain business services to the Company. The cost of such services to the Company during fiscal year 1996 amounted to approximately $203,000.

L&G of Orlando, Inc., a Florida corporation, of which Mr. Griggs is a shareholder, provides certain business services to the Company. The cost of such services to the Company during fiscal year 1997 amounted to approximately $301,000.

Mr. Walker, the former Secretary and a former Director of the Company, is a shareholder, director, assistant secretary, assistant treasurer and a member of the Executive Committee of Winderweedle, Haines, Ward & Woodman, P.A. ("WHWW"), a law firm with offices in Winter Park and Orlando, Florida. This law firm is general counsel to the Company and each of its subsidiaries and was paid approximately $362,000 in fiscal 1997. WHWW entered into a stock option agreement ("Agreement") with the Company on July 1, 1995. The Agreement grants WHWW the unassignable and non-transferable right and option to purchase from the Company up to, but not exceeding in the aggregate, 20,000 shares of the Company's common stock, par value $.0002, at an option price of $13.88. Any options not exercised on or before June 30, 2000 terminate on such date and are null and void.

As a result of the Merger, the options represent the right to purchase 11,612 shares of IHS Common Stock at $23.91 per share and 11,612 shares of IHS Common Stock at $33.59 per share.

In the opinion of management, each of the foregoing transactions with officers, directors, principal shareholders or affiliates were on terms no less favorable to the Company than terms available from persons not affiliated with the Company. The terms of any future transactions with officers, directors, principal shareholders or affiliates will be no less favorable to the Company than those which could be obtained from unaffiliated parties, and any future transactions with affiliated parties, including loans to Company officers, will be approved by a majority of the independent and disinterested members of the Company's Board of Directors.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

    (a)   Documents filed as part of this report:

     1.   Financial Statements:  The audited consolidated balance
          --------------------
          sheets of the Registrant and subsidiaries as of July 31, 1997 and July 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows of the Registrant and subsidiaries for the three fiscal years ended July 31, 1997, are set forth on pages 1 through 20 of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1997, which statements are incorporated in this report by reference.

     2.   Financial Statement Schedules.  The following Financial Statement
          -----------------------------
          Schedule for the fiscal years ended July 31, 1997, 1996, and 1995 is set forth under the heading "Financial Statement Schedule" on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997 and is hereby incorporated by reference.

          Schedule II   Valuation and Qualifying Accounts for
                        the fiscal years ended July 31, 1997,
                        1996 and 1995

          All other schedules are omitted because they are not required, are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)  3.  Exhibits.  The exhibits filed as a part of this Report are listed in
         --------
         the attached Index to Exhibits.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1997.
     --------------------------------------------------------------

Current Report on Form 8-K dated May 28, 1997 reporting the settlement with the U.S. Attorney for the Middle District of Florida in a civil action relating to Medicare claims the United States Government believes it erroneously paid between 1987 and 1989;

Current Report on Form 8-K dated July 6, 1997 reporting the execution of the Merger Agreement; and

Current Report on 8-K dated September 17, 1997 reporting earnings for the fourth quarter and year ended July 31, 1997; and

Current Report on 8-K dated October 21, 1997 reporting the completion of the merger with Integrated Health Services.


                               Index to Exhibits

Except as otherwise indicated, the following Exhibits are incorporated by reference as a part of this Report on Form 10-K:

Exhibit                                                                                 Sequentially
 Number                                   Description                                  Numbered Page
-------                                   -----------                                 ---------------
2.1        Agreement and Plan of Merger with IHS

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

10.2 Amended and Restated Revolving Credit and Line of Credit Agreement, dated June 4, 1996, by and among RoTech Medical Corporation, and SunTrust Bank, Central Florida, National Association, individually as an Agent, Nationsbank of Florida, N.A., NBD Bank, PNC Bank, Kentucky, Inc., Barnett Bank of Central Florida, N.A. and Cooperatieve to be Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, filed herewith.

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

10.6 Form of Registrant's Amended Restricted Stock Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.)

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

           Joint Proxy Statement of Integrated Health Services, Inc. and RoTech Medical Corporation for the Special Meeting of Shareholders to be held on October 21, 1997.

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

SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----
 /s/ Stephen P. Griggs       President, Assistant Secretary,         October 29, 1997
---------------------------  Chief Operating Officer; and
STEPHEN P. GRIGGS            Director


 /s/ Marc B. Levin           Executive Vice President-Investeor       October 29, 1997
---------------------------  Relations and Director
MARC B. LEVIN


 /s/ Marshall A. Elkins      Executive Vice President and General     October 29, 1997
---------------------------  Counsel and Director
MARSHALL A. ELKINS
